Form 10KSB
period 2000-12-31
OBLIGATION FUTURES INC
filed 2001-04-13
CIK 1105309

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 2000.


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ------------ to ------------.

           Commission file number:  000-29553


                                 SAFE IDEA, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



      Nevada                                             Applied For
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                          SUITE 700, 1755 ROBSON STREET
                           VANCOUVER, BRITISH COLUMBIA
                                 CANADA, V6G 3B7
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (604) 908-0337
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .

At December 31, 2000, the aggregate market value of all shares of voting stock held by non-affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2000, was as follows: Common Stock $.0001 par value, 6,000,000 shares.

Total revenues for fiscal year ended December 31, 2000: $0

At December 31, 2000, the number of shares of common stock outstanding was 6,000,000.

Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    --

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company has not engaged in any operations other than organizational matters. Safe Idea Inc. a Nevada corporation (the "Company") was incorporated as Shell, Inc on March 20, 1996, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets.

     On October 5, 2000, the Company acquired Safe Idea Repository, Inc. Under the terms of the Plan of Merger, all of the issued and outstanding shares of Repository shall be exchanged into 3,000,000 shares of Company common stock. An amount of 3,000,000 previously issued shares of Company were handed into treasury for cancellation resulting in total shares outstanding of 6,000,000 after the merger. The Company's name was then changed to Safe Idea, Inc.

     On November 6, 2000, the Company entered into an agreement with Obligation Futures, Inc. ("OBFU") whereby the company purchased 100% of OBFU's outstanding common stock for a payment of $200,000 in cash to be delivered to the former holders of the common stock of OBFU on a pro-rata basis of prior stock ownership. All of OBFU's outstanding common stock was returned to treasury for cancellation and Safe Idea, Inc. became the sole surviving company.

     The Company is in the business of providing an online repository of information, an interactive forum, and a comprehensive directory of services catering to entrepreneurs. Safe Idea, Inc. will create and online community where entrepreneurs can publish their business plans and share their ideas in a collaborative environment. SAFE will generate revenues by charging fees on a transaction-by-transaction basis for its information and services through online micro-payment systems.

SAFE Forum

     The SAFE Forum allows entrepreneurs to collaborate, meet with potential business partners, perfect business ideas, network, and discuss various topics. The Company will facilitate these activities by providing entrepreneurs with online message boards and real-time chat.

SAFE Hot Directory

     Hot Directory is a paid listing of companies that offer services required by entrepreneurs. Hot Directory is a hub of information that can be used to locate resources and services needed by business owners. Hot Directory will have a wide variety of professional categories including, but not limited to: web development, graphic design, legal, and accounting, among others. This centralized repository of contact information serves as an online resource that entrepreneurs can access from any terminal through a simple web interface.

SAFE Business Plan Vault

     SAFE Business Plan Vault offers entrepreneurs a means of generating interest in their business ideas. Entrepreneurs can improve their current business ideas and develop new ideas by viewing business plans that have been submitted by their peers. The Company will store the business plans in its searchable database and will collect fees based on a pay-per-view basis.

SAFE Business Plan Toolkit

     As part of its value-added service, the Company will provide entrepreneurs with business plan writing tools such as templates, guidelines, tips, and tutorials. This service will be particularly useful for new entrepreneurs or those who are looking to improve their business plan.

Listing Fees from Companies

     The Company will list, for a fee, companies that wish to appear on its Hot Directory. Companies will benefit from listing on the Hot Directory as SAFE's community consists of entrepreneurs that require the services of these listed companies. Entrepreneurs can search the Hot Directory by service category and by region.

Advertising Fees from the Sale of Web Site Space

     The Company will generate revenue through the sale of advertising space on its web site. Companies and individuals can proactively advertise their products and services through banner advertisements.

Subscription Fees from Members

     The Company offers several types of monthly and annual subscription packages that entitle members to varying levels of information and services to suit individual lifestyles and usage.

Safe Idea Web Sites

     The  Company's  web site is located at  www.safeidea.com.  In addition  the
Company     also    owns     hotstocknetwork.com,     hotstoxnetwork.com     and
hotstocksnetwork.com.

Competition

     The market for online service providers is extremely competitive and highly fragmented. The Company competes in the overall e-commerce market, as well as in those market segments that correspond to the individual products and services. The Company expects competition to persist, increase and intensify in the future as markets for the products and services continue to develop and as additional companies enter each of our markets. The Company is aware of numerous online services providers that are focusing significant resources on developing and marketing products and services that will compete with the Company's products and services.

     Many of the Company's current and potential competitors in each of the markets have longer operating histories and significantly greater financial, technical and marketing resources and name recognition than we have. The Company faces competition from companies that have been offering similar services on the Internet longer than we have.

Employees

     The Company currently has 4 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

     SAFE's executive office and principal place of business is located at Suite 711, 1755 Robson Street, Vancouver, B.C., V6G 3B7, Canada. The Company leases this property from an unaffiliated person. Under the terms of the lease, the Company occupies an office space of 1000 square feet for $800.00 per month.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     There has been no public trading market for the Company's common stock. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OPERATIONS

     The Company is in business to establish a dominant online repository of information services. The Company plans to generate revenues by charging fees on a transaction-by-transaction basis for its information and services through online micro-payment systems. A matrix of several pre-paid membership packages and associated services will be established to offer clients a wide variety of packages to fit individual uses and lifestyles. In addition, the Company will earn revenue by listing companies and individuals in its directory and by the sale of advertising space on its web site.

     On March 12, 2001, the Company entered into formal negotiations to purchase American Cybersytems, Inc, a Florida based and incorporated company that specializes in the development, manufacture, placement and marketing of Pubic Internet Multimedia Kiosks. The Company expects to announce a formal agreement in April 2001.

     The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of the products acquired. Accordingly, following the acquisition, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2000, reflects a current asset value of $1,052, and a total asset value of $5,635.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the period from March 26, 1996 through December 31, 2000, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

     The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.





                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors and Executive Officers.

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Name                                   Age           Position
----                                   ---           --------
William Scott Marshall                 41            President & Board Chairman
Mark Taylor                            40            Secretary & Director
M. Gregg Marshall                      35            Director


     WILLIAM SCOTT MARSHALL. Mr. Marshall has served as the President and Board Chairman of Safw Idea, Inc. since October, 2000. Before that he served as President and Chairman of Safe Idea Repository, Inc. the subsidiary company of Safe Idea, Inc. and it's only asset. Working for the past 10 years through his former Company, Asset Information Management, Inc., a private consulting company, Mr. Marshall has participated in the formation and business of over 100 companies many of which proceeded to the public markets and thus has an intimate knowledge of the proposed business of the Company.

     MARK TAYLOR. Mr. Taylor joined the Company in late October after serving on the Board of Safe Idea Repository, Inc. since its' inception. Mr. Taylor brings over 20 years of business, software development, and financial experience to the web development arena. Mr. Taylor has spent the last two years engaged as a consultant for several dot com companies to help them focus, re- engineer, and build their business to profitability. During that time he was also engaged as a forensic auditor, and a senior tax preparer. From 1994 to 1999 Mr. Taylor served as Chief Information Officer and Chief Financial Officer for Leigh Morgan
Fashions Inc., an apparel manufacturer and retailer. From 1989 to 1994 Mr. Taylor served as President of Resolve Automation Systems Inc., a software development company. From 1984 to 1989 Mr. Taylor was employed at Modatech Systems, Inc., a software development company, where he held several positions including Vice President of Software development. From 1983 to 1984 Mr. Taylor served as Manager of Software Development at Blossom Software Inc., a software development company.

     M. GREGG MARSHALL. Mr. Marshall worked for the last nine years in the hospitality industry before joining the Company in October, 2000. He was employed at the Pan Pacific Hotel in downtown Vancouver, B.C. for most of his former career and earned a reputation for integrity and business acumen that the Company believes will bring unique perspectives and impact positively on the business strategies of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company has not paid, nor does it owe, any compensation to executive officers for the year ended December 31, 2000. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 20-K, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 6,000,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.



                                                        # of
Name and Address                      Nature of         Shares
of Beneficial Owners                  Ownership         Owned          Percent
Directors


Directors and Executive Officers


William Scott Marshall                 Common          3,000,000        50.00

All Executive Officers and
Directors as a Group (1
person)                                Direct          3,000,000        50.00%
                                       Options         None             None %
                                       Total           3,000,000        50.00 %

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company purchased the Domain names and websites from a Company related to Safe Idea, Inc. by way of a shareholder and director in common.

     The Company has borrowed money from a Company related to Safe Idea, Inc. by way of a shareholder and director in order to pay general and administrative expenses. Amounts due to the related parties are non-interst bearing, unsecured and have no fixed terms of repayment. As of December 31, 2000, the Company owes $4,036 relating to these advances

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


           (a)       EXHIBITS


           The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:


           Exhibit No.         Exhibit


           *3                  Articles of Incorporation


           *3.1                Amended Articles of Incorporation


           *3.2                Bylaws



(b)  Reports on Form 8-K. A Form 8-K was filed on November 14, 2000

*    Incorporated   herein  by  reference   from   Registrant's   Form  10SB12G,
     Registration Statement, dated February 16, 2000.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE IDEA, INC

By:   /s/ William Scott Marshall
      William Scott Marshall
      President and Board Chairman


Date: April 11, 2001

                                 SAFE IDEA, INC.
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS


                                                                           Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  December 31, 2000 and 1999...............................................F - 2

Statements of Operations for the
  Years Ended December 31, 2000 and 1999...................................F - 3

Statement of Stockholders' Equity
 Since March 20, 1996 (inception) to December 31, 2000.....................F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2000 and 1999...................................F - 5

Notes to Financial Statements..............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Safe Idea, Inc.
(Formerly Obligation Futures, Inc.)
(Formerly Shell, Inc.)
(A Development Stage Company)


     We have audited the accompanying balance sheets of Safe Idea, Inc. (Formerly Obligation Futures, Inc.) (Formerly Shell, Inc.) (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, and cash flows for the two years ended December 31, 2000 and the statement of stockholders' equity from March 20, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Idea, Inc. (Formerly Obligation Futures, Inc.) (Formerly Shell, Inc.) (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the two years ended December 31, 2000 in conformity with generally accepted accounting principles.

                                               Respectfully submitted



                                              /s/ ROBISON, HILL & CO.
                                              Certified Public Accountants

Salt Lake City, Utah
April 2, 2001

                                 SAFE IDEA, INC.
                                 ---------------
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                               December 31,
                                                           --------------------
                                                             2000        1999
                                                           ---------    -------
ASSETS
Current Assets
    Cash ...............................................   $      52    $  --
    Prepaid Expenses ...................................       1,000       --
                                                           ---------    -------
         Total Current Assets ..........................       1,052       --
                                                           ---------    -------

Fixed Assets:
    Domain Name and Websites ...........................       5,000       --
    Less Accumulated Amortization ......................        (417)      --
                                                           ---------    -------
         Net Fixed Assets ..............................       4,583       --
                                                           ---------    -------

         Total Assets ..................................   $   5,635    $  --
                                                           =========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts Payable ..................................   $  19,590    $  --
     Shareholder Advances ..............................       4,036       --
                                                           ---------    -------

         Total Liabilities .............................      23,626       --
                                                           ---------    -------

Stockholders' Equity:
  Common Stock, Par value $.0001,
    Authorized 50,000,000 shares, Issued
    6,000,000 shares and 3,000,000 at
    December 31, 2000 and 1999 .........................         600        300
  Paid-In Capital ......................................     215,077      2,250
 Cumulative Translation Adjustment .....................         187       --
  Deficit Accumulated During the
    Development Stage ..................................    (233,855)    (2,550)
                                                           ---------    -------

        Total Stockholders' Equity .....................     (17,991)      --
                                                           ---------    -------

        Total Liabilities and Stockholders' Equity .....   $   5,635    $  --
                                                           =========    =======


   The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                                 ---------------
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS





                                                                   Cumulative
                                                                   since
                                                                   March 26,
                                                                   1996
                                              For the year ended   inception of
                                               December 31,        development
                                             -------------------
                                                2000       1999          stage
                                             ---------      ----      ---------
Revenues: ..............................     $    --        $--       $    --

Expenses:
     General & Administrative ..........        25,383        50         27,933
                                             ---------      ----      ---------

Operating Income (Loss) ................       (25,383)      (50)       (27,933)
                                             ---------      ----      ---------

Other Income (Expense)
     Goodwill Writeoff .................      (205,922)      --        (205,922)
                                             ---------      ----      ---------

Loss before Taxes ......................      (231,305)      (50)      (233,855)
Income Taxes ...........................          --         --            --
                                             ---------      ----      ---------

Net Loss ...............................     $(231,305)     $(50)     $(233,855)
                                             =========      ====      =========

Basic & Diluted loss per share               $   (0.04)     $--
                                             =========      ====











   The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                                 ---------------
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
              SINCE MARCH 20, 1996 (INCEPTION) TO DECEMBER 31, 2000
              -----------------------------------------------------



                                                                             Deficit
                                                                             Accumulated
                                                                             Since
                                                                 Cumulative  inception of
                                           Common Stock  Paid-In Translation Development
                                        Shares Par Value Capital Adjustment  Stage
                                        ---------  ------   -------  ----  ------
March 20, 1996 (inception)
Issuance of Stock for Cash ...........     25,000  $2,500   $  --   $--      $--

Net Loss .............................       --      --        --    --    (2,500)
                                        ---------  ------   -------  ----  ------

Balance at December 31, 1996 .........     25,000   2,500      --    --    (2,500)

Retroactive adjustment for
100 to 1 Stock Split .................  2,475,000  (2,250)    2,250  --      --
November 1, 1998

Net Loss .............................       --      --        --    --      --
                                        ---------  ------   -------  ----  ------

Balance at December 31, 1998 .........  2,500,000     250     2,250  --    (2,500)

October 30, 1999 Issuance
of Stock for Services and A/P ........    500,000      50      --    --      --

Net Loss .............................       --      --        --    --       (50)
                                        ---------  ------   -------  ----  ------

Balance at December 31, 1999 .........  3,000,000     300     2,250  --    (2,550)

March 30, 2000, Issuance
of Stock for Services and A/P ........  3,000,000     300      --    --      --

October 5, 2000Acquisition
of Safe Idea Repository ..............  3,000,000     300     5,310  --      --

November 6, 2000 Acquisition
of Obligation Futures ................  1,000,000     100   200,212  --      --


                                 SAFE IDEA, INC.
                                 ---------------
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
              SINCE MARCH 20, 1996 (INCEPTION) TO DECEMBER 31, 2000
              -----------------------------------------------------



                                                                             Deficit
                                                                             Accumulated
                                                                             Since
                                                                 Cumulative  inception of
                                          Common Stock   Paid-In Translation Development
                                        Shares Par Value Capital Adjustment  Stage
                                       ----------   ----   -----    ----  --------

Cancellation of Obligation
Futures Outstanding Stock ...........  (1,000,000)$ (100) $     100 $--   $   --

Cancellation of Safe Idea, Inc
Stock Previously Issued .............  (3,000,000)  (300)       300  --       --

Capital contributed by
Shareholder .........................        --     --        6,905  --       --

Net Loss ............................        --     --         --    187  (231,305)
                                       ----------   ----   -------- ----  --------

Balance at December 31, 2000            6,000,000   $600   $215,077 $187  $233,855)
                                       ==========   ====   ======== ====  ========
















   The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                                 ---------------
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                    Cumulative
                                                                    Since
                                                                    March 20,
                                                                    1996
                                                For the years ended inception of
                                                     December 31,   Development
                                                   -----------------
                                                       2000     1999      Stage
                                                   --------   ------   --------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ........................................  $(231,305) $  (50) $(233,855)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Amortizartion ................................       417     --          417
   Goodwill Write Off ...........................   205,922     --      205,922
   Translation Adjustment .......................       187     --          187
   Issuance of stock for expenses ...............       300       50        350

Change in operating assets and liabilities:
  Prepaid Expenses ..............................    (1,000)    --       (1,000)
  Accounts Payable ..............................    19,590     --       19,590
  Shareholder Advances ..........................     4,036     --        4,036
                                                   --------   ------   --------

Net Cash Used in Operating Activities ...........    (1,853)    --       (4,353)
                                                   --------   ------   --------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Assets ..............................    (5,000)  (5,000)
                                                   --------   ------   --------

 Net Cash Provided by Investing Activities ......    (5,000)    --       (5,000)
                                                   --------   ------   --------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ..............     6,905     --        9,405
                                                   --------   ------   --------

Net Cash Provided by Financing Activities .......     6,905     --        9,405
                                                   --------   ------   --------

                                 SAFE IDEA, INC.
                                 ---------------
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                     Cumulative
                                                                     Since
                                                                     March 20,
                                                                     1996
                                                For the years ended  Inception of
                                                       December 31,  Development
                                                          ----------
                                                          2000  1999   Stage
                                                          ----  ----   -----
Net (Decrease) Increase in
Cash and Cash Equivalents .............................   $ 52 $--     $  52

Cash and Cash Equivalents
  at Beginning of Period ..............................   --    --      --
                                                          ----  ----   -----

Cash and Cash Equivalents
  at End of Period ....................................   $52   $--    $52
                                                          ====  ===    =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ............................................   $--   $--    $--
  Franchise and income taxes ..........................   $--   $--    $--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None












   The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                                 ---------------
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Safe Idea, Inc.(Formerly Obligation Futures, Inc.) (Formerly Shell, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.


Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on March 20, 1996. The Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of December 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

     The Company is in the business of providing an online repository of information, an interactive forum, and a comprehensive directory of services catering to entrepreneurs. Safe Idea, Inc. will create and online community where entrepreneurs can publish their business plans and share their ideas in a collaborative environment.

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

                                SAFE IDEA, INC.
                                ---------------
                      (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Fixed Aseets

     The domain names and websites are stated at cost and will be amortized, on a straight-line basis, over the estimated useful life of three years.

     The Company has adopted the Financial Accounting Standards Board SFAS No., 121, "Accounting for the Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                           Per-Share
                              Income      Shares           Amount
                             (Numerator)  (Denominator)

                             For the year ended December 31, 2000
Basic Loss per Share
Loss to common shareholders  $  (231,305)     5,280,000   $      (0.04)
                             ===========  =============   ============

                             For the year ended December 31, 1999
Basic Loss per Share
Loss to common shareholders  $       (50)      2,585,000   $       --
                             ===========  ==============   ============

           The  effect  of  outstanding   common  stock   equivalents  would  be
anti-dilutive for December 31, 2000 and 1999 and are thus not considered.

                                 SAFE IDEA, INC.
                                 ---------------
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Foreign currency translation

     The Company's primary functional currency is the Canadian dollar. Monetary assets and liabilities resulting from transactions with foreign suppliers and customers are translated at year-end exchange rates while income and expense accounts are translated at average rates in effect during the year. Gains and losses on translation are included in income.

Stock Compensation for Non-Employees

     The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

NOTE 2 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $234,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                                 SAFE IDEA, INC.
                                 ---------------
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 4 - COMMITMENTS

     As of December 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

     On November 30, 1998, the Board of Directors authorized 100 to 1 stock split and changed the par value to $.0001 for the company's common stock. As a result of the split, 2,475,000 shares were issued, common stock was reduced by $2,250 and paid in capital was increased by $2,250. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company purchased the Domain names and websites from a Company related to Safe Idea, Inc. by way of a shareholder and director in common.

     The Company has borrowed money from a Company related to Safe Idea, Inc. by way of a shareholder and director in order to pay general and administrative expenses. Amounts due to the related parties are non-interst bearing, unsecured and have no fixed terms of repayment. As of December 31, 2000, the Company owes $4,036 relating to these advances.

NOTE 7 - ACQUISITIONS

     On October 5, 2000, the Company entered into an agreement ("Plan of Merger") with Safe Idea Repository Inc., (Repository) whereby the Company is to become a parent company and Repository is to become a wholly owned subsidiary. Under the terms of the Plan of Merger, all of the issued and outstanding shares of Repository shall be exchanged into 3,000,000 shares of Company common stock. An amount of 3,000,000 previously issued shares of Company were handed into treasury for cancellation resulting in total shares outstanding of 6,000,000 after the merger.

     On November 6, 2000, the Company entered into an agreement with Obligation Futures, Inc. ("OBFU") whereby the company purchased 100% of OBFU's outstanding common stock for a payment of $200,000 in cash to be delivered to the former holders of the common stock of OBFU on a pro-rata basis of prior stock ownership. All of OBFU's outstanding common stock was returned to treasury for cancellation and Safe Idea, Inc. became the sole surviving company.

                                 SAFE IDEA, INC.
                                 ---------------
                       (Formerly Obligation Futures, Inc.)
                             (Formerly Shell, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 8 - SUBSEQUENT EVENTS

     On March 12, 2001, the Company entered into formal negotiations to purchase American Cybersytems, Inc, a Florida based and incorporated company that specializes in the development, manufacture, placement and marketing of Pubic Internet Multimedia Kiosks. The Company expects to announce a formal agreement in April 2001.