Form 10QSB
period 2001-03-31
SAFE IDEA INC
filed 2001-05-22
CIK 1105309

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to ------------.

                    Commission file number                     000-29553
                                            ----------------------------

                                 SAFE IDEA, INC.
                    -----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                                Nevada 88-0492640
--------------------------------------------------------------------------------
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

                         Suite 700, 1755 Robson Street,
                           Vancouver, British Columbia
                                 Canada, V6G 3B7
                                ----------------
                    (Address of principal executive offices)

                                 (604) 908-0337
                            Issuer's telephone number


     (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 5, 2001 18,000,000


      Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Safe Idea, Inc.
(A Development Stage Company)

           We have reviewed the accompanying balance sheet of Safe Idea, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000, and the related statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   \s\ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 9, 2001

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------    ---------
ASSETS
Current Assets
    Cash .............................................   $      25    $      52
    Prepaid Expenses .................................        --          1,000
                                                         ---------    ---------
         Total Current Assets ........................          25        1,052
                                                         ---------    ---------

Fixed Assets:
    Domain Name and Websites .........................       5,000        5,000
    Less Accumulated Amortization ....................        (833)        (417)
                                                         ---------    ---------
         Net Fixed Assets ............................       4,167        4,583
                                                         ---------    ---------

         Total Assets ................................   $   4,192    $   5,635
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts Payable ................................   $  20,873    $  19,590
     Shareholder Advances ............................       3,854        4,036
                                                         ---------    ---------

         Total Liabilities ...........................      24,727       23,626
                                                         ---------    ---------

Stockholders' Equity:
  Common Stock, Par value $.0001,
    Authorized 50,000,000 shares, Issued
    6,000,000 shares at March 31, 2001
    and December 31, 2000 ............................         600          600
  Paid-In Capital ....................................     215,077      215,077
 Cumulative Translation Adjustment ...................       1,518          187
  Deficit Accumulated During the
    Development Stage ................................    (237,730)    (233,855)
                                                         ---------    ---------

        Total Stockholders' Equity ...................     (20,535)     (17,991)
                                                         ---------    ---------

        Total Liabilities and Stockholders' Equity ...   $   4,192    $   5,635
                                                         =========    =========




                 See accompanying notes and accountants' report

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                     Cumulative
                                                                       since
                                                                      March 26,
                                          For the Three Months          1996
                                                   Ended            inception of
                                                  March 31,          development
                                           ----------------------
                                              2001         2000         stage
                                           ---------      -------     ---------

Revenues .............................     $    --        $  --       $    --
                                           ---------      -------     ---------

Expenses
  Selling, general and
  administrative expenses ............         3,875         --          31,808
                                           ---------      -------     ---------

Operating Income (Loss) ..............        (3,875)        --         (31,808)
                                           ---------      -------     ---------

Other Income (Expense)
     Goodwill Writeoff ...............          --           --        (205,922)
                                           ---------      -------     ---------

Income (Loss) before taxes ...........        (3,875)        --        (237,730)
Income taxes .........................          --           --            --
                                           ---------      -------     ---------

       Net Income (Loss) .............     $  (3,875)     $  --       $(237,730)
                                           =========      =======     =========

Basic & Diluted loss per share .......     $    --        $    --
                                           =======        =======















                 See accompanying notes and accountants' report

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Cumulative
                                                                                since
                                                                              March 26,
                                                                                1996
                                                 For the Three Months Ended  inception of
                                                            March 31,        development
                                                     ----------------------
                                                        2001         2000       stage
                                                     ---------    ---------   ---------
Cash Flows from Operating Activities:
    Net Loss .....................................   $  (3,875)   $    --     $(237,730)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Amortization ..................................         416         --           833
   Goodwill Write Off ............................        --           --       205,922
   Translation Adjustment ........................       1,331         --         1,518
   Issuance of stock for expenses ................        --           --           350

Change in operating assets and liabilities:
  Prepaid Expenses ...............................       1,000         --          --
  Accounts Payable ...............................       1,283         --        20,873
  Shareholder Advances ...........................        (182)        --         3,854
                                                     ---------    ---------   ---------

        Net cash used in operating activities ....         (27)        --        (4,380)
                                                     ---------    ---------   ---------

Cash Flows from Investing Activities:
  Purchase of Assets .............................        --           --        (5,000)
                                                     ---------    ---------   ---------

        Net cash provided by investing activities         --           --        (5,000)
                                                     ---------    ---------   ---------

Cash Flows from Financing Activities:
    Capital Contributed by Shareholders ..........        --           --         9,405
                                                     ---------    ---------   ---------

         Net cash provided by Financing Activities        --           --         9,405
                                                     ---------    ---------   ---------

Net change in cash and cash equivalents ..........         (27)        --            25
Cash and cash equivalents
at beginning of period ...........................          52         --          --
                                                     ---------    ---------   ---------

Cash and cash equivalents at end of period .......   $      25    $    --     $      25
                                                     =========    =========   =========

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             Cumulative
                                                                                since
                                                                              March 26,
                                                                                1996
                                                 For the Three Months Ended  inception of
                                                            March 31,        development
                                                     ----------------------
                                                        2001         2000       stage
                                                     ---------    ---------   ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                           $    --      $    --     $    --
  Franchise and income taxes                         $    --      $    --     $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None
























                 See accompanying notes and accountants' report

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, is not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Organization and Basis of Presentation

           The Company was incorporated under the laws of the State of Nevada on March 20, 1996. The Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

           The Company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

           The Company is in the business of providing an online repository of information, an interactive forum, and a comprehensive directory of services catering to entrepreneurs. Safe Idea, Inc. will create and online community where entrepreneurs can publish their business plans and share their ideas in a collaborative environment.

Cash and Cash Equivalents

           For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentrations of Credit Risk

           The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Fixed Assets

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

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

Loss per Share

           The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                      Per-Share
                                            Income       Shares        Amount
                                          (Numerator) (Denominator)
                                          -----------  -----------

                                      For the Three Months Ended March 31, 2001
Basic Income per Share
Income to common shareholders             $    (3,875)   6,000,000  $      --
                                          ===========  ===========  ===========

                                      For the Three Months Ended March 31, 2000
Basic Loss per Share
Loss to common shareholders               $      --      3,000,000  $      --
                                          ===========  ===========  ===========

           The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

           As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $238,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

           The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. .

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

NOTE 4 - COMMITMENTS

           As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

           On November 30, 1998, the Board of Directors authorized 100 to 1 stock split and changed the par value to $.0001 for the company's common stock. As a result of the split, 2,475,000 shares were issued, common stock was reduced by $2,250 and paid in capital was increased by $2,250. All references in the accompanying financial statements to the number of common shares and per-share amounts reflect the stock split.

NOTE 6 - RELATED PARTY TRANSACTIONS

           The Company purchased the Domain names and websites from a Company related to Safe Idea, Inc. by way of a shareholder and director in common.


           The Company has borrowed money from a Company related to Safe Idea, Inc. by way of a shareholder and director in order to pay general and administrative expenses. Amounts due to the related parties are non-interst bearing, unsecured and have no fixed terms of repayment. As of March 31, 2001, the Company owes $3,854 relating to these advances.


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

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

           On March 12, 2001, the Company entered into formal negotiations to purchase American Cybersytems, Inc, a Florida based and incorporated company that specializes in the development, manufacture, placement and marketing of Pubic Internet Multimedia Kiosks. The Company expects to finalize the purchase in the next 60 days.

           On April 5, 2001, the Board of Directors authorized 3 to 1 forward stock split. As a result of the split, 13,000,000 shares were issued.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

    This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations

           For the quarter ended March 31, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

           The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000 because the Company is in the development stage. The Company had no costs of sales revenues for the three months ended March 31, 2001 or 2000 because the Company is in the development stage. The Company had general and administrative expenses of $3,875 for the three month period ended March 31, 2001 and $0 for the same period in 2000.

           The Company recorded net loss of $3,875 for the three months ended March 31, 2001 compared to $0 loss for the same period in 2000.

Capital Resources and Liquidity

           At March 31, 2001, the Company had total current assets of $25 and total assets of $4,192 as compared to $1,052 current assets and $5,635 total assets at December 31, 2000. The Company had a net working capital deficit of $24,702 and $22,574 at March 31, 2001 and December 31, 2000.

           Net stockholders' deficit in the Company was $20,535 and $17,991 as of March 31, 2001 and December 31, 2000.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company has not filed a Form 8-K during the three months ended March 31,2001.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 SAFE IDEA, INC
                                 --------------
                                  (Registrant)





DATE: May 21, 2001                                 By:  /s/
     -------------                                    -------------------
                                                   William Scott Marshall
                                                   President and Board Chairman