Form 10QSB
period 2001-06-30
SAFE IDEA INC
filed 2001-12-10
CIK 1105309

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended
                                 June 30, 2001.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------ to ----------.

                        Commission file number     000-29553
                                                -------------

                                 SAFE IDEA, INC.
                    -----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Nevada                                               88-0492640
-------------------------------------------------------------------------------
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)

                         Suite 700, 1755 Robson Street,
                           Vancouver, British Columbia
                                 Canada, V6G 3B7
                    (Address of principal executive offices)

                                 (604) 908-0337
                            Issuer's telephone number


              (Former name, former address and former fiscal year,
                         if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 18,000,000
                                                     ---------------------------

     Transitional Small Business Disclosure Format (check one). Yes   ; No  X
                                                                  ----     ---

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Safe Idea, Inc.
(A Development Stage Company)

     We have reviewed the accompanying balance sheet of Safe Idea, Inc. (A Development Stage Company) as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                            Respectfully submitted



                                            \s\ Robison, Hill & Co.
                                            Certified Public Accountants

Salt Lake City, Utah
August 16, 2001

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                          June 30,  December 31,
                                                           2001         2000
                                                         ---------    ---------
ASSETS
Current Assets
    Cash .............................................   $      99    $      52
    Prepaid Expenses .................................        --          1,000
                                                         ---------    ---------
         Total Current Assets ........................          99        1,052
                                                         ---------    ---------

Fixed Assets:
    Domain Name and Websites .........................       5,000        5,000
    Less Accumulated Amortization ....................      (1,250)        (417)
                                                         ---------    ---------
         Net Fixed Assets ............................       3,750        4,583
                                                         ---------    ---------

         Total Assets ................................   $   3,849    $   5,635
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts Payable ................................   $  24,043    $  19,590
     Shareholder Advances ............................       4,086        4,036
                                                         ---------    ---------

         Total Liabilities ...........................      28,129       23,626
                                                         ---------    ---------

Stockholders' Equity:
  Common Stock, Par value $.0001,
    Authorized 50,000,000 shares, Issued
    18,000,000 shares at June 30, 2001
    and 6,000,000 shares at December 31, 2000 ........       1,800          600
  Paid-In Capital ....................................     213,877      215,077
 Cumulative Translation Adjustment ...................         842          187
  Deficit Accumulated During the
    Development Stage ................................    (240,799)    (233,855)
                                                         ---------    ---------

        Total Stockholders' Equity ...................     (24,280)     (17,991)
                                                         ---------    ---------

        Total Liabilities and Stockholders' Equity ...   $   3,849    $   5,635
                                                         =========    =========




                 See accompanying notes and accountants' report

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                  Cumulative
                                                                  since
                                                                  March 26,
                      For the Three Months   For the Six Months   1996
                              Ended                Ended          inception of
                              June 30,             June 30,       development
                           ----------------   -------------------
                            2001     2000       2001       2000       stage
                           -------  -------   --------  ---------   ---------

Revenues ................  $  --    $  --     $   --    $    --     $    --
                           -------  -------   --------  ---------   ---------

Expenses
  Selling, general and
  administrative expenses    3,069     --        6,943       --        34,877
                           -------  -------   --------  ---------   ---------

Operating Income (Loss) .   (3,069)    --       (6,943)      --       (34,877)
                           -------  -------   --------  ---------   ---------

Other Income (Expense)
     Goodwill Writeoff ..     --       --         --         --      (205,922)
                           -------  -------   --------  ---------   ---------

Loss before taxes .......   (3,069)    --       (6,943)      --      (240,799)
Income taxes ............     --       --         --         --          --
                           -------  -------   --------  ---------   ---------

       Net Income (Loss)   $(3,069) $  --     $ (6,943) $    --     $(240,799)
                           =======  =======   ========  =========   =========

Basic & Diluted loss
per Share ...............  $  --    $  --     $   --    $    --
                           =======  =======   ========  =========














                 See accompanying notes and accountants' report

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                        Cumulative
                                                                        since
                                                                        March 26,
                                                                         1996
                                           For the Six Months Ended     inception of
                                                         June 30,       development
                                                    -------------------
                                                       2001       2000     stage
                                                    ----------  ------- ----------
Cash Flows from Operating Activities:
    Net Loss .....................................  $   (6,943) $   --  $(240,799)

Adjustments to reconcile net loss to net
cash used in operating activities:
   Amortization ..................................         833      --      1,250
   Goodwill Write Off ............................        --        --    205,922
   Translation Adjustment ........................         654      --        842
   Issuance of stock for expenses ................        --        --        350

Change in operating assets and liabilities:
  Prepaid Expenses ...............................       1,000      --       --
  Accounts Payable ...............................       4,453      --     24,043
                                                     ---------  -------- --------

        Net cash used in operating activities ....          (3)     --     (8,392)
                                                     ---------  -------- --------

Cash Flows from Investing Activities:
  Purchase of Assets .............................        --        --     (5,000)
                                                     ---------  -------- --------

        Net cash provided by investing activities         --        --     (5,000)
                                                     ---------  -------- --------

Cash Flows from Financing Activities:
    Shareholder Advances .........................          50      --      4,086
    Capital Contributed by Shareholders ..........        --        --      9,405
                                                     ---------  -------- --------

         Net cash provided by Financing Activities          50      --     13,491
                                                     ---------  -------- --------

Net change in cash and cash equivalents ..........          47      --         99
Cash and cash equivalents
at beginning of period ...........................          52      --       --
                                                     ---------  -------- --------

Cash and cash equivalents at end of period .......   $      99   $  --   $     99
                                                     =========  ======== ========

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                        Cumulative
                                                                        since
                                                                        March 26,
                                                                        1996
                                              For the Six Months Ended  inception of
                                                           June 30,     development
                                                         2001    2000     stage
                                                        ------  ------    -----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................      $   --    $  --   $   --
  Franchise and income taxes ....................      $   --    $  --   $   --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None
























                 See accompanying notes and accountants' report

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     This summary of accounting policies for Safe Idea, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

     The unaudited financial statements as of June 30, 2001 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on March 20, 1996. The Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of June 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

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

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

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

Loss per Share

     The  reconciliations of the numerators and denominators of the basic income
(loss) per share computations are as follows:

                                                             Per-Share
                                Income        Shares         Amount
                               (Numerator)   (Denominator)

                               For the Three Months Ended June 30, 2001
Basic Loss per Share
Income to common shareholders  $    (3,069)    17,400,000   $     --
                               ===========  =============   ==========

                               For the Three Months Ended June 30, 2000
Basic Loss per Share
Loss to common shareholders    $      --        3,000,000   $      --
                               ===========  =============   ===========

                               For the Six Months Ended June 30, 2001
Basic Loss per Share
Income to common shareholders  $    (6,943)    11,760,000   $      --
                               ===========  =============   ===========

                               For the Six Months Ended June 30, 2000
Basic Loss per Share
Loss to common shareholders    $      --        3,000,000   $      --
                               ===========  =============   ===========

     The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

NOTE 2 - INCOME TAXES

     As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $241,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

     On November 30, 1998, the Board of Directors authorized 100 to 1 stock split and changed the par value to $.0001 for the company's common stock. As a result of the split, 2,475,000 shares were issued, common stock was reduced by $2,250 and paid in capital was increased by $2,250.

     On April 5, 2001, the Board of Directors authorized 3 to 1 forward stock split. As a result of the split, 12,000,000 shares were issued, common stock was increased by 1,200 and paid in capital was decreased by $1,200.

     All references in the accompanying financial statements to the number of common shares and per-share amounts reflect the stock splits.

                                 SAFE IDEA, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company purchased the Domain names and websites from a Company related to Safe Idea, Inc. by way of a shareholder and director in common.

     The Company has borrowed money from a Company related to Safe Idea, Inc. by way of a shareholder and director in order to pay general and administrative expenses. Amounts due to the related parties are non-interst bearing, unsecured and have no fixed terms of repayment. As of June 30, 2001, the Company owes $4,086 relating to these advances.

NOTE 7 - ACQUISITIONS

     On October 5, 2000, the Company entered into an agreement ("Plan of Merger") with Safe Idea Repository Inc., (Repository) whereby the Company became the parent company and Repository became the wholly owned subsidiary. Under the terms of the Plan of Merger, all of the issued and outstanding shares of Repository were exchanged into 3,000,000 shares of the Company's common stock. An amount of 3,000,000 previously issued shares of the Company were handed into treasury for cancellation resulting in total shares outstanding of 6,000,000 after the merger.

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

Results of Operations

     For the quarter ended June 30, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The Company had no sales or sales revenues for the six months ended June 30, 2001 or 2000 because the Company is in the development stage. The Company had no costs of sales revenues for the six months ended June 30, 2001 or 2000 because the Company is in the development stage. The Company had general and administrative expenses of $6,943 for the six month period ended June 30, 2001 and $0 for the same period in 2000.

     The Company recorded net loss of $6,943 for the six months ended June 30, 2001 compared to $0 loss for the same period in 2000.

Capital Resources and Liquidity

     At June 30, 2001, the Company had total current assets of $99 and total assets of $3,849 as compared to $1,052 current assets and $5,635 total assets at December 31, 2000. The Company had a net working capital deficit of $28,030 and $22,574 at June 30, 2001 and December 31, 2000.

     Net stockholders' deficit in the Company was $24,280 and $17,991 as of June 30, 2001 and December 31, 2000.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company has not filed a Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 SAFE IDEA, INC
                                  (Registrant)





DATE: December 5, 2001                       By:  /s/ William Scott Marshall
     -----------------                            ----------------------------
                                                  William Scott Marshall
                                                  President and Board Chairman