Form 10QSB
period 2001-09-30
SAFE IDEA INC
filed 2004-11-08
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

( X )QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 ( )TRANSITION REPORT PURSUANT TO SECTION 13(a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

                        Commission File number 000-29553
 -------------------------------------------------------------------------------
                                 SAFE IDEA, INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                                 88-0492640
-----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2000  Thrasher  Drive,  Lake  Havasu  City, Arizona           86404
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                  770-519-0208
      ---------------------------------------------------------------------
               Registrant's telephone number, including area code



                (Former name, former address, and former fiscal year, if changed since last report.)
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                       Outstanding as of September 30, 2001
        Common  Stock, $0.0001                        18,000,000

                                      INDEX


                                                                          Page
                                                                         Number
PART I.

ITEM 1.
Financial Statements (unaudited)...............................................3

Balance Sheets.................................................................4
September 30, 2001 and December 31, 2000

Statements of Operations
Three and nine months ended September 30, 2001 and 2000.......................5

Statements of Cash Flows
Nine months ended September 30, 2001 and 2000.................................7

Notes to Financial Statements..................................................8

ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations.................................14

ITEM 3.
Controls and Procedures......................................................18

PART II. Other Information 19

Signatures....................................................................21
Certifications

PART I - FINANCIAL INFORMATION



This filing contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.


                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at September 30, 2001 and December 31, 2000, and the statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)
                    September 30, 2001, and December 31, 2000



                                                    Sept 30, 2001  Dec 31, 2000

ASSETS
CURRENT ASSETS


                                                           $           $
Cash                                                       -          52

Prepaid expense                                            -       1,000


Total Current Assets                                       -       1,052
                                             ---------------------------


DOMAIN NAME - net of operation                         3,333       4,583
                                             ---------------------------

                                                           $           $
Total Assets                                           3,333       5,635
                                             ===========================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

                                                           $           $
Accounts payable                                      24,043      19,590

Accounts payable - related parties                     4,086       4,036
                                             ---------------------------


Total Current Liabilities                             28,129      23,626

STOCKHOLDERS' DEFICIENCY

Common Stock
50,000,000 shares authorized at $.0001 par value;

18,000,000 shares issued and outstanding               1,800       1,800

Capital in excess of par value                       213,877     213,877
Deficit accumulated during the development stage    (240,473)   (233,668)
                                             ---------------------------

Total Stockholders' Deficiency                       (24,796)    (17,991)
                                             ---------------------------

                                                           $           $
Total Liabilities and Stockholders' Deficiency           333       5,635
                                             ===========================


The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)
    For the Three and Nine Months Ended September 30, 2001, and 2000 and the
         Period March 20, 1996 (date of Inception) to September 30, 2001




                                                     Three Months

                                              Sept 30,         Sept 30,
                                                2001          2000
                                           ---------------    --------------


                                           $                  $
REVENUES                                   -                  -

EXPENSES

       Administrative                      -                  -

       Translation adjustment              (326)              -
                                           ---------------    --------------


NET PROFIT (LOSS)                          (326)              -
                                           ===============    ==============

NET PROFIT (LOSS) PER COMMON
       SHARE


                                            $  -               -

AVERAGE OUTSTANDING
       SHARES - (stated in 1,000's)


       Basic                                       18,000            18,000






                                      Nine Months

                          Sept 30,           Sept 30,
                            2001               2000
                        ---------------    ---------------



REVENUES                            -        -

EXPENSES

Administrative                  6,618        -

Translation adjustment            187        -
                      ------------------------


NET PROFIT (LOSS)               6,805        -
                      ========================


NET PROFIT (LOSS) PER COMMON
SHARE


Basic                               -        -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                          18,000   18,000




                                 March 20,
                                   1996
                                 to Sept
                                 30,2001
                             ----------------


                                     $
REVENUES                             -

EXPENSES

Administrative                 240,473

Translation adjustment               -
                      ----------------


NET PROFIT (LOSS)              240,473
                      ================


NET PROFIT (LOSS) PER COMMON
SHARE



Basic                                -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic



The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Nine Months Ended September 30, 2001 and 2000 and the
         Period March 20, 1996 (Date of Inception) to September 30, 2001



                                              Sept 30   Sept 30  March 20, 1996
                                                                   to Sep 30,
                                              2001       2000          2001

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                                          (6,805)        -    (240,473)

Adjustments to reconcile net loss to net cash provided by operating activities.


Amortization                                         1,250         -       1,667

Domain name write off                                   -         -           -

Good will write off                                     -         -     205,922

Issuance of capital
stock for expenses                                      -         -         350

Contributions to capital                                -         -       6,905

Change of prepaid expense                            1,000         -           -

Change in accounts payable                           4,503         -      28,129

Translation adjustment                                 -         -           -
                                             -----------------------------------


Net Cash From Operations                               (52)        -       2,500
                                            ------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES


Purchase domain name                                    -         -      (5,000)
                                               ---------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES


Proceeds from issuance
of common stock                                         -         -       2,500
                                              ---------------------------------


Net Increase (Decrease)
in Cash                                                (52)        -           -


Cash at Beginning of
Period                                                   -         -           -
                                            ------------------------------------

Cash at End of Period                           $     (52)   $    -    $      -

ACHEDULE OF NON CASH OPERATING
ACTIVITIES



Issuance of 16,500,000 shares of
common stock for services - 1991 to 2001                                   950

Contribution to capital - 2000 to 2002
                                                                          6,905


The accompanying notes are
an integral part of these financial statements.

<

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001



1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on March 20, 1996 with authorized common stock of 25,000 shares with no par with the name of "Shell, Inc,." On October 27, 2000 made a name change to "Safe Idea, Inc." as part of a change in the authorized common capital stock to 50,000,000 shares with a par value of $.0001.

During 2001 the Company completed a forward stock split of three shares for each outstanding share. This report shows the effect of the stock split from inception with a par value of $.0001.

The company has been in the development stage since inception and has been engaged in providing a repository of information and an interactive forum and a comprehensive directory of services catering to entrepreneurs where they can publish their business plans and share their ideas in a collaborative environment. During 2001 the company abandoned its activity and has since been inactive.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

The carrying amounts of financial instruments, including notes payable, are considered by management to be their estimated fair values, due to the short term duration of these instruments.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2001



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2002, the Company had a net operating loss available for carry forward of $240,473. The tax benefit of approximately $72,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2022.

 Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2001



3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer/Director and a control shareholder have acquired 26% of the company outstanding stock and have a no interest, demand note payable due them of $4,086. The note can be converted to common stock at any time at the option of the holder, however, there is no price per share specified.

4.  GOING CONCERN

The company will need additional working capital for any future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort. The management of the Company has developed a strategy, which it believes will accomplish this objective, through additional short term loans, and equity funding, which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Plan of Operations

The Company had no income for the current quarter and had administrative expenses of $326.00.

Results of Operations

Comparison of the quarter ended September 30, 2001 to the quarter ended September 30, 2000

The Company had no operations for this quarter and had administrative expenses for the same quarter last year of $6,618.

 Liquidity and Capital Resources

The Company had no assets to service its debt.


ITEM 3   CONTROL AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filling date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(c) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION


           ITEM 1.  LEGAL PROCEEDINGS


   None.


           ITEM 2.  CHANGES IN SECURITIES

      None

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                            ITEM 5. OTHER INFORMATION


   None.



           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   None.

                                   SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE IDEA, INC.

By:

David Campbell - Executive Officer
Dated: October    , 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                       Title                          Date
      -------                        --------                      --------
      David Campbell         Pres Dir
      Carol Allen                Sec Dir



 David Campbell- Chief Executive Officer and Director
October      , 2004

Carol Allen - Financial Officer & Director
October     , 2004


                                 CERTIFICATIONS

I,   David Campbell , certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Safe Idea, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October   , 2004

By:
------------------------
   David Campbell - Chief Executive Officer and Director


I, Carol Allen , certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Safe Idea, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October    , 2004

By:
-----------------------
Carol Allen - Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, David Campbell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended September 30, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..

By:


David Campbell

Title: Chief Executive Officer

October      , 2004

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002






--------------------------------------------------------------------------------

I, Carol Allen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended September 30, 2001 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..


By:
------------------------------
Carol Allen

Title: Chief Financial Officer

October    , 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized