Form 10KSB
period 2001-12-31
SAFE IDEA INC
filed 2004-11-08
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x )     ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended                     December   31, 2001
                                   -------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13(a) OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from                      to
                                        --------------------    ----------------

         Commission File number                              000-29553
                                -----------------------------------------------

                                 SAFE IDEA, INC,
               (Exact name of registrant as specified in charter)


              Nevada                                             88-0492640
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
 or organization

 2000 Thrasher Drive, Lake Havasu City, Arizona              86404
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code                 1-770-519-0208
                                               --------------------------------

                    Securities registered pursuant to section
                               12 (b) of the Act:

         Title of each class Name of each exchange on which registered
                                   None None

                    Securities registered pursuant to section
                              12 (g ) of the Act:

                                     Common
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13(a) or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1) Yes [x ]   No [  ]               (2)  Yes [x]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $     0
                                                           -----------

The aggregate market value of the issuer's voting stock held as of December 31, 2001, by non-affiliates of the issuer based on the closing daily price as quoted on the NQB Pink Sheets was $540,000 represented by 3,000,000 shares @$.18 per share of common stock, as per NQB Semi Annual Stock Summary, January 2002, page 1448.

As of December 31, 2001, the registrant had 12,000,000 shares of common stock issued and outstanding.

  Transitional Small Business          Disclosure Format.     Yes [x ] No [ ]
Documents incorporated by reference: None

                                TABLE OF CONTENTS


PART I

ITEM 1.        DESCRIPTION OF BUSINESS                                       3

ITEM 2.        DESCRIPTION OF PROPERTIES                                     8

ITEM 3.        LEGAL PROCEEDINGS                                             9

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS             9


PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      10


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     11

ITEM 7.        FINANCIAL STATEMENTS                                          13

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                      32


PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT            32

ITEM 10.       EXECUTIVE COMPENSATION                                        33

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                               34

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                35

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K                              36

                                     PART I

                                    FOREWARD

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; technological advances which could render the Company's products less competitive or obsolete; failure by the Company to successfully develop new products or to anticipate current or prospective customers' product needs; price increase or supply limitations for components purchased by the Company for use in its products; and delays, reductions, or cancellations of orders previously placed with the Company.


                         ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

The Company was incorporated under the laws of the state of Nevada on March 20, 1996 with authorized common stock of 25,000 shares with no par with the name of "Shell, Inc,." On October 27, 2000, the Company made a name change to "Safe Idea, Inc." as part of a change in the authorized common capital stock to 50,000,000 shares with a par value of $.0001.

On April 5, 2001, the Company completed a forward stock split of three shares for each outstanding share, which resulted in 12,000,000 shares of common stock issued and outstanding. This report shows the effect of the stock split from inception with a par value of $.0001.

The Company has been in the development stage since inception and has been engaged in providing a repository of information and an interactive forum and a comprehensive directory of services catering to entrepreneurs where they can publish their business plans and share their ideas in a collaborative environment. During 2001 the company abandoned its activity and has since been inactive.


                        ITEM 2. DESCRIPTION OF PROPERTIES


None

                            ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2001.


                  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

The Company's common stock is currently listed and trading on the National Quotations Bureau, Pink Sheets. As of December 31, 2001, the Company had 24 shareholders holding 12,000,000 shares of common stock. The Company has never declared a dividend on its shares of common stock.

Recent Sales of Unregistered Securities

None

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

General

The Company has been in the development stage since inception and has been engaged in providing a repository of information and an interactive forum and a comprehensive directory of services catering to entrepreneurs where they can publish their business plans and share their ideas in a collaborative environment. During 2001, the company abandoned its activity and has since been inactive throughout the year.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2001, the Company did not have any operations and no revenues and minimal expenses.

The Company has limited operating history. The Company can only estimate the future needs for capital based on the current status of the Company's operations, its current plans and current economic condition.

Results of Operations

Comparison of the year ended December 31, 2001 and the year ended
 December 31, 2000

The Company had no income and expenses of $9,951 for the year ended December 31, 2001 and expenses of $25,383 for the year ended December 31, 2000.

Comparison of the year ended December 31, 2000 and December 31, 1999

The Company had no income and expenses of $25,383 for the year ended December 31, 2000. The Company no income and expenses of $50 in the year ended December 31, 1999.

                          ITEM 7. FINANCIAL STATEMENTS

                        MADSEN & ASSOCIATES, CPA's Inc.
             Certified Public Accountants and Business Consultants
                            684 East Vine St, Suite 3
                               Murray, Utah 84107
                             Telephone 801 268-2632
                                  Fax  801-262-3978

Board of Directors
Safe Idea, Inc.
Lake Havasu City, Arizona

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Safe Idea, Inc. (development stage company) at December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2001, and the period March 20, 1996 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Idea, Inc. at December 31, 2001, and the results of operations, and cash flows for the years ended December 31, 2001 and December 31, 2000, and the period March 20, 1996 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
October 11, 2004                               s/Madsen & Associates, CPA's Inc.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001
ASSETS
CURRENT ASSETS

Cash
                                                            $
                                                            -

Total Current Assets
                                                            -
                                              ===============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable                                    $  24,043
Accounts payable - related parties
                                                        4,086
                                              ---------------

Total Current Liabilities
                                                       28,129

STOCKHOLDERS' DEFICIENCY

Common Stock
50,000,000 shares authorized at $.0001 par value;
18,000,000 shares issued and outstanding
                                                        1,800
Capital in excess of par value                        213,877
Deficit accumulated during the development stage     (243,806)
                                              ---------------

Total Stockholders' Deficiency                        (28,129)
                                              ---------------

Total Liabilities and Stockholders' Deficiency
                                                            $
                                                            -
                                              ===============

The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
           For the Years Ended December 31, 2001 and December 31, 2000
   and the Period March 20, 1996   (Date of Inception) to December 31, 2001

                             December 31,    December 31,    Mar 20, 1996 to
                                 2001           2000         Dec 31, 2001


REVENUES
                                       $            $            $
                                       -            -            -

EXPENSES
Administration
                                   5,368       24,966       32,844
Amortization
                                   1,250          417        1,667
                       -------------------------------------------

NET PROFIT (LOSS)                  (6,618)    (25,383)      (34,551)

                       ===========================================


OTHER EXPENSES
Domain name write off
                                  (3,333)           -       (3,333)
Goodwill write off                   -        (205,922)    (205,922)

                       -------------------------------------------

NET LOSS                          $ (600)    $(231,305)   $(243,806)

                       ===========================================

NET PROFIT (LOSS) PER COMMON
SHARE

Basic and diluted


AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)

Basic
                                19,500       18,000




The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         Period March 20, 1996 (Date of Inception) to December 31, 2001

                                                       Common Stock
                                                -------------------------------
                                                    Shares            Amount

                                               ---------------    ------------
Balance March 20, 1996 (date of inception)          $   -          $    -

Issuance of common stock for cash -
at $.003 - March 20, 1996                       7,500,000             750

Net operating loss for the period ended
December 31, 1996
                                                        -               -
Issuance of common stock for services -
at $.003 - October 30, 1999                     1,500,000             150

Net operating income for the year
ended December 31, 1999
                                                        -               -
Issuance of common stock for services -
at $.003 - March 20, 2000                       9,000,000             900

Issuance of common stock for acquisition -
of Safe Idea Repository - October 5,            9,000,000             900
                                                                     2000
Issuance of common stock for acquisition -
of Obligation Futures - November 6,             3,000,000             300
                                                                     2000
Cancellation of common stock - acquisition
of Obligation Futures cancelled                (3,000,000)           (300)

Cancellation of common stock - acquisition
of Safe Idea Repository cancelled              (9,000,000)           (900)

Contribution to capital - expenses
                                                        -               -
Net operating loss for the year ended
December 31, 2000
                                                        -               -
Net operating loss for the year ended
December 31, 2001
                                                        -               -
                                          ---------------    ------------

Balance December 31, 2001                      18,000,000           1,800
                                          ===============    ============




                                                Capitalla in
                                                Excess
                                                of par       Accumulated
                                                Value           Deficit


Balance March 20, 1996 (date of inception)     $     -            -

Issuance of common stock for cash -
at $.003 - March 20, 1996                        1,750            -

Net operating loss for the period ended
December 31, 1996                                    -       (2,500)

Issuance of common stock for services -
at $.003 - October 30, 1999                       (100)           -
Net operating income for the year
ended December 31, 1999                              -          (50)

Issuance of common stock for services -
at $.003 - March 20, 2000                         (600)           -

Issuance of common stock for acquisition -
of Safe Idea Repository - October 5,             4,710            -
                                                               2000

Issuance of common stock for acquisition -
of Obligation Futures - November 6,            200,012            -
                                                               2000

Cancellation of common stock - acquisition
of Obligation Futures cancelled                    300            -

Cancellation of common stock - acquisition
of Safe Idea Repository cancelled                  900            -

Contribution to capital - expenses               6,905            -

Net operating loss for the year ended
December 31, 2000                                    -     (231,305)

Net operating loss for the year ended
December 31, 2001                                    -       (9,951)

                                           ------------------------

Balance December 31, 2001                      213,877     (243,806)
                                           ========================









                              The accompanying notes are an integral part of
these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Years Ended December 31, 2001 and 2000 and the
         Period March 20, 1996 (Date of Inception) to December 31, 2001

                                           Dec 31       Dec 31    March 20, 1996
                                            2001         2000     to Dec 31,
                                                                    2001

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                                  $  (9,951)   $(231,305)   $(243,806)

Adjustments to reconcile net loss to
net cash provided by operating
activities.

Amortization
                                              1,250          417        1,667
Domain name write off
                                              3,333            -        3,333
Good will write off
                                                  -       05,922      205,922
Issuance of capital stock
for expenses
                                                             300          350
Contributions to capital
                                                  -        6,905        6,905
Change in prepaid expense
                                              1,000       (1,000)           -
Change in accounts payable
                                              4,503       23,626       28,129
Translation adjustment
                                                            (187)         187
                                   ------------------------------------------

Net Cash From Operations
                                                (52)       5,052        2,500
                                   ------------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES
                                                  -       (5,000)      (5,000)
                                   ------------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance
of common stock
                                                  -            -        2,500
                                   ------------------------------------------

Net Increase (Decrease)
in Cash
                                                (52)          52            -

Cash at Beginning of Period
                                                 52            -            -
                                   ------------------------------------------

Cash at End of Period
                                                  -           52           -


ACHEDULE OF NON CASH OPERATING
ACTIVITIES

Issuance of 16,500,000 shares of common
stock for services - 1991 to 2001                                           $
                                                                          350
                                                            -----------------
Contribution to capital - 2000 to 2002
                                                                        6,905
                                                            -----------------

   The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on March 20, 1996 with authorized common stock of 25,000 shares with no par with the name of "Shell, Inc.". On October 27, 2000, the Company made a name change to "Safe Idea, Inc." as part of a change in the authorized common capital stock to 50,000,000 shares with a par value of $.0001.

On April 5, 2001, the Company completed a forward stock split of three shares for each outstanding share. This report shows the effect of the stock split from inception with a par value of $.0001.

The Company has been in the development stage since inception and has been engaged in providing a repository of information and an interactive forum and a comprehensive directory of services catering to entrepreneurs where they can publish their business plans and share their ideas in a collaborative environment. During 2001, the Company abandoned its activity and has since been inactive.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

The carrying amounts of financial instruments, including notes payable, are considered by management to be their estimated fair values, due to the short term duration of these instruments.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2001


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

On December 31, 2001, the Company had a net operating loss available for carry forward of $43,806. The tax benefit of approximately $73,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward expires beginning in the years 2017 through 2022.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

 Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2001



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Officer/Director and control shareholder acquired 26% of the company outstanding stock and has a no interest, demand note payable due the control shareholder of $4,086. The note can be converted to common stock at any time at the option of the holder, however, there is no price per share specified.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE


   The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

Item 8(a)

Effect of Existing or Probable Governmental Regulations on Business.
 Sarbanes-Oxley Act.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example: Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements; our periodic reports must disclose our conclusion about the effectiveness of our disclosure controls and procedures; and we may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Act and the new regulations promulgated there under. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Penny Stock.

Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission . Penny stocks are stocks: with a price of less than five dollars per share; that are not traded on a "recognized" national exchange; whose prices are not quoted on the NASDAQ automated quotation system; or in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years. Section 15 (g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

Rule 15g-9 of the Securities and Exchange Commission requires broken/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.

This procedure required the broker/dealer to get information about the investor's financial situation, investment experience and investment goals; reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions; provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and confirming that it accurately reflects the investors' financial situation, investment experience and investment goals. Compliance with these requirements may make it harder for our stockholders to resell their shares.

Reporting Obligations.

Section 14 (a) of the Exchange Act requires all companies with securities registered pursuant to Section 12 (g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information re forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions of re-dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.
Small Business Issuer.

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliate) of $25,000,000 or more. We are deemed to be a "small business issuer."

Item 8 (a).

Controls and Procedures. As of the period of this Annual Report on December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following table sets forth as of December 28, 2001, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name                       Age      Position       Director and/or Officer Since

William Scott Marshall     42       President/Secretary         April 5, 2001
                                    /Director

Each director of the Company serves for a term of one year or until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

From April 5, 2001 to present, Mr. William Scott Marshall has worked for the Company as its President, Secretary, Treasurer and sole Director. Mr. Marshall is responsible for the activities of the Company. Mr. Marshall devoted approximately 2 hours per month to the affairs of the Company as the Company has no active business operations.


Compliance with Section 16(a) of the Exchange Act

Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities, which is to be filed by the officers and directors owning shares in the Company within 10 days after the effective date of the Company's filing on Form 10K-SB. Form 4 is to report changes in beneficial ownership and is due on or before the tenth day of the month following any month in which they engage in any transaction in the Company's common stock. Form 5 covers annual statement of changes in beneficial ownership which is due 90 days after the fiscal year end of the Company.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to the most recent fiscal year, it appears all Forms 3, 4 and 5 were not timely filed.


                         ITEM 10. EXECUTIVE COMPENSATION


The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 2001 the end of the Registrant's last completed fiscal year).

None


Employment Contracts and Termination of Employment and Change in Control Arrangement

In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                              MANAGEMENT


The following table sets forth as of December 31, 2001, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 24,000,000 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

Title of                                 Amount and Nature of    P  ercentage of
-------------------------------------------------------------------------------
Class          Name of Beneficial Owner   Beneficial Ownership         Class____
-------------------------------------------------------------------------------


Common                Scott Marshall            9,000,000               75%



Changes in control

There has been a change in control of the Company during the current fiscal year. William Scott Marshall was issued 9,000,000 shares of common stock on April 5, 2001, which is 75% of the Company's issued and outstanding shares of common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


There were no material transactions, or series of similar transactions, during our last two calendar years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Reports on Form 8-K.

                 None. (b) Exhibits.

                 None.


ITEM 14.  PRINCIPAL ACCOUNTANT'S  FEES  AND  SERVICES

The following is a summary of the fees billed to Safe Idea, Inc. by its principal accountants during the calendar years ended December 31, 2001 and 2000:

Fee category                               2001                    2000
Audit fees
Audit-related fees
Tax fees
All other fees                             ---------               ---------

                 Total fees

Audit fees.

 Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements. Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Safe Idea, Inc. financial statements and are not reported under Audit fees. Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning. All other fees consist of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                 SAFE IDEA, INC.


                        Date: October 22, 2004 By /s/  David K. Campbell
                             ---------------------------------------------------
                                                      President and Director



                         Date: October 22,  2004 By /s/ Carol Allen_
                             -------------------------------------------
                                          Secretary and Director

                 SAFE IDEA, INC.

CODE OF CONDUCT
Introduction.
---------------
This Code of Conduct (this "Code") is applicable to the (1) President and Chief Executive Officer, (2) Chief Financial Officer, (3) Chief Accounting Officer or Controller and (4) other persons performing similar functions (collectively, the "Covered Executives") of Safe Idea, Inc,. As used in this Code, "we", "our" or "us" means Oak Ridge, and "you" means a Covered Executive. The Covered Executives hold an important and elevated role in corporate governance, and are uniquely positioned and empowered to ensure that Safe Idea, Inc. interests are appropriately balanced, protected and preserved. Safe Idea's Board of Directors (the "Board") has adopted this Code to deter wrongdoing and to promote honest and ethical conduct, proper disclosure of financial information in Safe Idea's periodic reports and compliance with applicable laws, rules and regulations by Safe Idea's senior officers who have financial responsibilities.

General obligations.

In performing your duties, we expect you to: Conduct yourself honestly and ethically, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. Refrain from using your position for personal gain or competing directly or indirectly with Safe Idea. Provide, or cause to be provided, full, fair, accurate, timely and understandable disclosures in (i) reports and documents that we file with the Securities and Exchange Commission (the "SEC") and (ii) in other public communications made by us. Comply, and encourage others reporting to you to comply, in all material respects to all applicable rules and regulations of federal, state and local governments, the SEC and other appropriate private and public regulatory agencies. Comply, and encourage others reporting to you to comply, with this Code and all other codes of business conduct or ethics adopted by us from time to time. Promptly report, and encourage others reporting to you to report, any known waiver or violation of this Code to a member of the Board.

This Code is specifically intended to meet the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 (including any amendments).

Waivers from or Changes to the Code.

The Board will have the sole and absolute discretionary authority to approve any changes to this Code and any waivers from this Code. Any waiver from this Code, including an implicit waiver, for a Covered Executive will be promptly disclosed on a Form 8-K or any other means approved by the SEC. Such disclosure will include the nature of the waiver, the name of the Covered Executive to whom the Board granted the waiver, the name of the Executive to whom the Board granted the waiver and the date of the waiver. Any change to this Code will be promptly disclosed as required by law or regulation of the SEC.

Administration of and Compliance with this Code.

Procedures for Raising Concerns. You are expected to comply with this code and to report any possible violation of this Code, so that it can be investigated and evaluated. Concerns may be presented in person or in writing a member of the Board at Safe Idea, Inc., Attention: Broad of Directors,
                                          .
Procedures for Investigating and Resolving Concerns.

Reports of possible violations will be forwarded to a member of the Board, who may, in their discretion, assume responsibility for evaluating any possible violation and directing or conducting any investigation or may delegate any portion of such responsibility to a committee of the Board or another person or entity. The Board will have the authority to engage independent counsel and other advisers, as it deems necessary, to assist in its investigation and process. After conducting the investigation, the results will be evaluated and the Board will authorize such response, follow-up and preventive actions, if any, as are deemed necessary and appropriate to address the substance of the reported possible violation. We reserve the right to take whatever action it believes appropriate, up to and including discharge of any Covered Executive determined to have engaged in improper conduct. We will not penalize or retaliate against any person or entity for reporting a possible violation in good faith. We will not tolerate retaliation against any person or entity for submitting, or for cooperating in the investigation of, a possible violation. Any retaliation will warrant disciplinary action against the person who wrongfully retaliates, up to and including termination of employment.

Exhibit 31

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David K. Campbell, CEO, President of Safe Idea, Inc. (the "small business issuer"), certify that: 1. I have reviewed this Annual Report on Form 10-KSB of the small business issuer; 2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Annual Report; 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this Annual Report; 4. The small business issuer's other certifying officer (s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have: a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this Annual Report based on such evaluation; and c) disclosed in this Annual Report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an Annual Report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and 5. the small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions); a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in this small business issuer's internal control over financial reporting.

Dated: October 22, 2004                       Signature: /s/ David K. Campbell

                                                        President and Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carol Allen, CFO, Secretary of Safe Idea, Inc. (the "small business issuer"), certify that: 1. I have reviewed this Annual Report on Form 10-KSB of the small business issuer; 2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Annual Report; 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this Annual Report; 4. The small business issuer's other certifying officer (s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have: a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this Annual Report based on such evaluation; and c) disclosed in this Annual Report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an Annual Report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and 5. the small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions); a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in this small business issuer's internal control over financial reporting.

Dated: October 22, 2004                               Signature: /s/ Carol Allen
                                                         Secretary and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safe Idea, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the Annual Report"), I, David K. Campbell, CEO, President and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that; (1) The Annual Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: October 22, 2004
/s/ David K. Campbell,
President and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safe Idea, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the Annual Report"), I, David K. Campbell, CEO, President and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that; (1) The Annual Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: October 22, 2004
/s/ Carol Allen,
Secretary and Director