Form 10QSB
period 2002-06-30
SAFE IDEA INC
filed 2004-11-08
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

( X  )QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended       June  30, 2002
                                 -------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  transition  period from                  to
Commission File number                           000-29553
                       --------------------------------------------------
                                 SAFE IDEA, INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                                    88-0492640
----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

2000  Thrasher  Drive,  Lake  Havasu  City, Arizona            86404
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  770-519-0208
                    ----------------------------------------
               Registrant's telephone number, including area code



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                            Outstanding as of June 30, 2002
        -------                          --------------------------------
      Common  Stock, $0.0001                                24,000,000

                                                        INDEX


                                                                        Page
                                                                       Number
PART I.

          ITEM 1.           Financial Statements (unaudited)..................3

                            Balance Sheets....................................4
                            June 30, 2002 and December 31, 2001

                            Statements of Operations
                            Three and six months ended June 30, 2002
                            and  2001........................................5

                            Statements of Cash Flows
                            Six months ended June 30, 2002 and  2001..........7

                            Notes to Financial Statements.....................8

          ITEM 2.           Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.....14
          ITEM 3.           Controls and Procedures.......................18

PART II.                    Other Information............................... 19

                            Signatures......................................S-1
                                 Certifications

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


                                            ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at June 30, 2002 and December 31, 2001, and the statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)
                      June 30, 2002, and December 31, 2001



                                                      June
                                                       30,      December 31,
                                                      2002           2001
                                             ---------------------------
ASSETS
CURRENT ASSETS


                                                           $           $
Cash                                                       -           -


Total Current Assets                                       -           -
                                             ===========================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES


                                                           $           $
Accounts payable                                           -      24,043

Accounts payable - related parties                     5,000       4,086
                                             ---------------------------


Total Current Liabilities                              5,000      28,129

STOCKHOLDERS' DEFICIENCY

Common Stock
50,000,000 shares authorized at $.0001 par value;

24,000,000 shares issued and outstanding               2,400       1,800

Capital in excess of par value                       237,006     213,877

Deficit accumulated during the development stage    (244,406)   (243,806)
                                             ---------------------------
Total Stockholders' Deficiency                        (5,000)    (28,129)
                                                           $           $
Total Liabilities and Stockholders' Deficiency             -           -
                                             ===========================




                              The accompanying notes are an integral part of
these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)
       For the Three and Six Months Ended June 30, 2002, and 2001 and the
           Period March 20, 1996 (date of Inception) to June 30, 2002





                                                      Three Months
                                            June 30, 2002     June 30, 2001
                                            ---------------   ---------------


                                             $                 $
REVENUES                                    -                 -

EXPENSES

       Administrative                       -                          3,069
                                            ---------------   ---------------


NET PROFIT (LOSS)                           -                        (3,069)
                                            ===============   ===============


NET PROFIT (LOSS) PER COMMON
       SHARE


       Basic                                -                 -

AVERAGE OUTSTANDING
       SHARES - (stated in 1,000's)


       Basic                                        24,000            18,000



                                    Six Months

                           June 30, 2002      June 30, 2001
                           ---------------   ---------------

REVENUES                             -          -

EXPENSES

Administrative                     600      6,943
                       --------------------------


NET PROFIT (LOSS)                 (600)    (6,943)
                       ==========================


NET PROFIT (LOSS) PER COMMON
SHARE


Basic                                -          -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                           21,000     18,000









                         March 20, 1996
                            to June
                            30,2002
                     ---------------



REVENUES                              -

EXPENSES

Administrative                  244,406
                      -----------------


NET PROFIT (LOSS)              (244,406)
                      =================


NET PROFIT (LOSS) PER COMMON
SHARE


Basic                                 -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic



The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Six Months Ended June 30, 2002 and 2001 and the
           Period March 20, 1996 (Date of Inception) to June 30, 2002



                                            June 30,  June 30,    March 20, 1996
                                             2002      2001      to June 30,2002

CASH FLOWS FROM
OPERATING ACTIVITIES

                                                                           $
Net Loss                                      (600)   $  (6,943)   $(244,406)

Adjustments to reconcile net loss to
net cash provided by
operating activities.


Amortization                                     -          833        1,667

Domain name write off                            -            -        3,333

Good will write off                              -            -      205,922

Issuance of capital stock for expenses         600            -          950

Contributions to capital                         -            -        6,905

Change of prepaid expense                        -        1,000            -

Change in accounts payable                       -        4,503       28,129

Translation adjustment                           -          654            -
                                   -----------------------------------------


Net Cash From Operations                         -           47        2,500
                                   -----------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES


Purchase domain name                             -            -       (5,000)
                                   -----------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES


Proceeds from issuance
of common stock                                  -            -        2,500
                                   -----------------------------------------

Net Increase (Decrease) in Cash                (52)          47            0

Cash at Beginning of Period                     52           52            0
                                   -----------------------------------------


                                                 $            $            $
Cash at End of Period                            -           99            -

ACHEDULE OF NON CASH OPERATING
ACTIVITIES


Issuance of 16,500,000 shares
of common stock for
services - 1991 to 2001                                                  950
                                                          ------------------
Contribution to capital - 2000 to 2002
                                                                       6,905
                                                          ------------------


The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002



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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002



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

On June 30, 2002, the Company had a net operating loss available for carry forward of $244,406. The tax benefit of approximately $73,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward expires beginning in the years 2017 through 2023.

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

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002



3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer/Director and a control shareholder have acquired 26% of the company outstanding stock and have a no interest, demand note payable due them of $5,000. The note can be converted to common stock at any time at the option of the holder, however, there is no price per share specified.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Plan of Operations

The Company had no operations for the current quarter.

Results of Operations

Comparison of the quarter ended June 30, 2002 to the quarter ended June 30, 2001

The Company had no income or expenses for this quarter compared to administrative expenses of $600 for the same quarter last year.

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

   None.

           ITEM 5.  OTHER INFORMATION


   None.


           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   None.

                                                             SIGNATURES

In accordance with Section 13(a)or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                 CERTIFICATIONS

I,   David Campbell , certify that:

1. I have reviewed this quarterly report on Form 10-Q of Safe Idea, Inc.;

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

By:
------------------------
   David Campbell - Chief Executive Officer and Director

I, Carol Allen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Safe Idea, Inc;

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


--------------------------------------------------------------------------------

I, David Campbell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..



By:


David Campbell

Title: Chief Executive Officer

October      , 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Carol Allen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..


By:
------------------------------
Carol Allen

Title: Chief Financial Officer

October    , 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized