Form 10QSB
period 2002-09-30
SAFE IDEA INC
filed 2004-11-08
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

( X  )QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 ( )TRANSITION REPORT PURSUANT TO SECTION 13(a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  from                  to
Commission File number                           000-29553
                       -------------------------------------------------------
                                 SAFE IDEA, INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                                   88-0492640
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                          Outstanding as of September 30, 2002
           -------                        -------------------------------------
      Common  Stock, $0.0001                             24,000,000

                                                        INDEX


                                                                         Page
                                                                        Number
PART I.

          ITEM 1.           Financial Statements (unaudited)...................3

                            Balance Sheets.....................................4
                            September 30, 2002 and December 31, 2001

                            Statements of Operations
                            Three and nine months ended
                            September 30, 2002  and  2001......................5

                            Statements of Cash Flows
                            Nine months ended  September 30, 2002 and  2001. ..7

                            Notes to Financial Statements................. ....8

         ITEM 2.           Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.....14

         ITEM 3.           Controls and Procedures............................18

PART II.                   Other Information................................ 19

                            Signatures.......................................S-1
                                 Certifications

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


                                            ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at September 30, 2002 and December 31, 2001, and the statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)
                    September 30, 2002, and December 31, 2001



                                               Sept 30, 2002       Dec 31, 2001
                                                ------------    ---------------
ASSETS
CURRENT ASSETS


                                                                              $
Cash                                                             -       $    -


Total Current Assets                                             -            -
                                                   ============================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES


                                                                              $
Accounts payable                                                 -    $  24,043

Accounts payable - related parties                           5,000        4,086
                                                   ----------------------------


Total Current Liabilities                                    5,000       28,129

STOCKHOLDERS' DEFICIENCY

Common Stock
50,000,000 shares authorized at $.0001 par value;

24,000,000 shares issued and outstanding                     2,400        1,800

Capital in excess of par value                             237,006      213,877

Deficit accumulated during the development stage          (244,406)    (243,806)
                                                   ----------------------------


Total Stockholders' Deficiency                              (5,000)     (28,129)
                                                   ----------------------------


                                                                              $
Total Liabilities and Stockholders' Deficiency                   -       $    -
                                                   ============================


The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)
    For the Three and Nine Months Ended September 30, 2002, and 2001 and the
         Period March 20, 1996 (date of Inception) to September 30, 2002



                                     Three Months      Nine Months
                                Sept 30,     Sept 30,    Sept 30,
                                 2002         2001         2002


REVENUES                             -         -         -

EXPENSES

Administrative                       -         -       600
                       -----------------------------------


NET PROFIT (LOSS)                    -         -      (600)
                       ===================================


NET PROFIT (LOSS) PER COMMON
SHARE



Basic                                -         -         -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                           24,000    18,000    24,000




                                Nine Months     March 20
                                  Sept 30,       1996
                                   2001         to Sept
                                                30, 2002



REVENUES                              -           -

EXPENSES

Administrative                    6,618     244,406
                        ---------------------------


NET PROFIT (LOSS)                (6,618)   (244,406)
                        ===========================


NET PROFIT (LOSS) PER COMMON
SHARE



Basic                                 -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                            18,000





The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
          For the Nine Months Ended September 30, 2002 and 2001 and the
         Period March 20, 1996 (Date of Inception) to September 30, 2002

                                            Sept 30      Sept 30  March 20, 1996
                                                                     to Sep 30,
                                             2002         2001         2002

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                                  $    (600)   $  (6,618)   $(244,406)

Adjustments to reconcile net
loss to net cash provided by
operating activities.


Amortization                                      -          125        1,667

Domain name write off                             -            -        3,333

Good will write off                               -            -      205,922

Issuance of capital stock for expenses          600            -          950

Contributions to capital                          -            -        6,905

Change of prepaid expense                         -        1,000            -

Change in accounts payable                        -        4,503       28,129

Translation adjustment                            -         (187)           -
                                     ----------------------------------------


Net Cash From Operations                          -       (1,177)       2,500
                                     ----------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES


Purchase domain name                              -            -       (5,000)
                                     ----------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES


Proceeds from issuance of common stock            -            -        2,500
                                     ----------------------------------------


Net Increase (Decrease) in Cash                   -          (52)           -


Cash at Beginning of Period                       -           52            -
                                     ----------------------------------------

Cash at End of Period                        $    -       $    -     $      -

ACHEDULE OF NON CASH OPERATING
ACTIVITIES

Issuance of 16,500,000 shares of common
stock for services - 1991 to 2001         $     950
                                                            -----------------
Contribution to capital - 2000 to 2002
                                                                        6,905

The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002



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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2002



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

On September 30, 2002, the Company had a net operating loss available for carry forward of $244,406. The tax benefit of approximately $73,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2023.

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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2002



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Plan of Operations

The Company had no income for the current quarter and had administrative expenses of $600.

Results of Operations

   Comparison of the quarter ended September 30, 2002 to the quarter ended September 30, 2001

The Company had no income or expenses for this quarter and no income or expenses for the same quarter last year.

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



David Campbell - Chief Executive Officer and Director
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



--------------------------------------------------------------------------------

I, David Campbell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..

By:


David Campbell

Title: Chief Executive Officer

October      , 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------




I, Carol Allen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..


By:
------------------------------
Carol Allen

Title: Chief Financial Officer

October    , 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.