Form 10KSB
period 2002-12-31
SAFE IDEA INC
filed 2004-11-08
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x ) ANNUAL REPORT PURSUANT TO SECTION 13 (a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended                 December   31,  2002
                                   -------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 (a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                         to
                                        ----------------------    -----------

         Commission File number                              000-29553
                                ----------------------------------------------

                                 SAFE IDEA, INC,
               (Exact name of registrant as specified in charter)


              Nevada                                          88-0492640
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
 or organization

 2000 Thrasher Drive, Lake Havasu City, Arizona              86404
------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code                1-770-519-0208
                                               -------------------------------

     Securities registered pursuant to section 12 (b) of the Act:

Title of each class               Name of each exchange on which registered
None                                                None

Securities  registered  pursuant to section 12 (g ) of the Act:
                                     Common
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 (a) or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
                                                           -----------

The aggregate market value of the issuer's voting stock held as of December 31, 2002, by non-affiliates of the issuer based on the closing daily price as quoted on the NQB Pink Sheets was $6,000.represented by 3,000,000 shares @$.002 per share of common stock, as per NQB Semi Annual Stock Summary, January 2003, page 1378.

As of December 31, 2002, the registrant had 24,000,000 shares of common stock issued and outstanding.
            Transitional Small Business       Disclosure Format. Yes [x ] No [ ]
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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2002.


                  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

The Company's common stock is currently listed and trading on the National Quotations Bureau, Pink Sheets. As of December 31, 2002, the Company had 25 shareholders holding 24,000,000 shares of common stock. The Company has never declared a dividend on its shares of common stock.

Recent Sales of Unregistered Securities

None

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

General

The Company has been in the development stage since inception and has been engaged in providing a repository of information and an interactive forum and a comprehensive directory of services catering to entrepreneurs where they can publish their business plans and share their ideas in a collaborative environment. During 2001 and 2002, the company abandoned its activity and has since been inactive throughout the year.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2002, the Company did not have any operations and no revenues and minimal expenses.

The Company has limited operating history. The Company can only estimate the future needs for capital based on the current status of the Company's operations, its current plans and current economic condition. The Company expects to extend the due date of its note payable for one year.

Results of Operations

Comparison of the year ended December 31, 2002 and the year ended December 31, 2001

The Company had no income and expenses of $600 for the year ended December 31, 2002 and expenses of $9,951 for the year ended December 31, 2001. The Company had no income and expenses for the year ended December 31, 2001 consisted primarily of the expensing of the remaining un-amortized cost of a domain name.

Comparison of the year ended December 31, 2001 and December 31, 2000

The Company had no income and expenses of $9,951 for the year ended December 31, 2001. The Company had no income and expenses of $25,383 in the year ended December 31, 2000.

                          ITEM 7. FINANCIAL STATEMENTS

MADSEN & ASSOCIATES, CPA's Inc.
-------------------------------
Certified Public Accountants and Business Consultants
684 East Vine St, Suite 3
Murray, Utah 84107
Telephone 801 268-2632
Fax 801-262-3978

Board of Directors
Safe Idea, Inc.
Lake Havasu City, Arizona

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Safe Idea, Inc. (development stage company) at December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and the period March 20, 1996 (date of inception) to December 31, 2002 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Idea, Inc. at December 31, 2002, and the results of operations, and cash flows for the years ended December 31, 2002 and December 31, 2001, and the period March 20, 1996 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


Salt Lake City, Utah
October 11, 2004                          s/Madsen & Associates, CPA's Inc.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002

ASSETS
CURRENT ASSETS

Cash
                                                           $
                                                           -

Total Current Assets
                                                           -
                                             ===============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related parties
                                                       5,000
                                             ---------------

Total Current Liabilities
                                                       5,000

STOCKHOLDERS' DEFICIENCY

Common Stock
50,000,000 shares authorized at $.0001 par value;
24,000,000 shares issued and outstanding
                                                       2,400
Capital in excess of par value                       237,006
Deficit accumulated during the development stage    (244,406)
                                             ---------------

Total Stockholders' Deficiency
                                                      (5,000)
                                             ---------------

Total Liabilities and Stockholders' Deficiency

                                                           -
                                             ===============





The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
           For the Years Ended December 31, 2002 and December 31, 2001
   and the Period March 20, 1996   (Date of Inception) to December 31, 2002

                              December 31,  December 31,  Mar 20, 1996 to
                                    2002        2001       Dec 31, 2002


REVENUES
                                       $         $           $
                                       -         -           -

EXPENSES
Administration
                                     600     5,368      33,484
Amortization
                                       -     1,250       1,667
                       ---------------------------------------

NET PROFIT (LOSS)                 (6,618)
                                              (600)    (35,151)
                       =======================================


OTHER EXPENSES
Domain name write off
                                       -    (3,333)     (3,333)
Goodwill write off              (205,922)
                                                 -           -
                       ---------------------------------------

NET LOSS                            (600)    (9,951)    $(244,406)

                       =======================================

NET PROFIT (LOSS) PER COMMON
SHARE

Basic and diluted

                               -           -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)

Basic
                               19,500      18,000






The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         Period March 20, 1996 (Date of Inception) to December 31, 2002
                                                    Common Stock

                                            --------------------------
                                             Shares            Amount

                                          ---------------   -------------
Balance March 20, 1996 (date of inception)          $   -
                                                                        -
Issuance of common stock for cash -
at $.003 - March 20, 1996                       7,500,000             750

Net operating loss for the period ended
December 31, 1996
                                                        -               -
Issuance of common stock for services -
at $.003 - October 30, 1999                     1,500,000             150

Net operating income for the year
ended December 31, 1999
                                                        -               -
Issuance of common stock for services -
at $.003 - March 20, 2000                       9,000,000             900

Issuance of common stock for acquisition -
of Safe Idea Repository - October 5,            9,000,000             900
                                                                     2000
Issuance of common stock for acquisition -
of Obligation Futures - November 6,             3,000,000             300
                                                                     2000
Cancellation of common stock - acquisition
of Obligation Futures cancelled                (3,000,000)           (300)

Cancellation of common stock - acquisition
of Safe Idea Repository cancelled              (9,000,000)           (900)

Contribution to capital - expenses
                                                        -               -
Net operating loss for the year ended
December 31, 2000
                                                        -               -
Net operating loss for the year ended
December 31, 2001
                                                        -               -
Issuance of common stock for services -
at $.001 - March 20, 2002                       6,000,000             600

Contribution to capital - payment of debt
                                                        -               -
Net operating loss for the year ended
December 31, 2002
                                                        -               -
                                          ---------------   -------------

Balance December 31, 2002                      24,000,000           2,400
                                          ===============   =============











                                                  Capital      Accumulated
                                                in Excess
                                                  of Par        Deficit
                                                   Value
                           --------------------------- ----------------------
Balance March 20, 1996 (date of inception)      $    -      $     -

Issuance of common stock for cash -
at $.003 - March 20, 1996                        1,750            -

Net operating loss for the period ended
December 31, 1996
                                                     -       (2,500)
Issuance of common stock for services -
at $.003 - October 30, 1999                       (100)           -

Net operating income for the year
ended December 31, 1999                              -          (50)

Issuance of common stock for services -
at $.003 - March 20, 2000                         (600)           -

Issuance of common stock for acquisition -
of Safe Idea Repository - October 5,             4,710            -

Issuance of common stock for acquisition -
of Obligation Futures - November 6,            200,012            -

Cancellation of common stock - acquisition
of Obligation Futures cancelled                    300            -

Cancellation of common stock - acquisition
of Safe Idea Repository cancelled                  900            -

Contribution to capital - expenses               6,905            -
Net operating loss for the year ended
December 31, 2000                                    -     (231,305)

Net operating loss for the year ended
December 31, 2001                                    -       (9,951)

Issuance of common stock for services -
at $.001 - March 20, 2002                            -            -

Contribution to capital - payment of debt       23,129            -

Net operating loss for the year ended
December 31, 2002                                    -         (600)

                                                       ----------------------

Balance December 31, 2002                      237,006     (244,406)
                                                       ======================




The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Years Ended December 31, 2002 and 2001 and the
         Period March 20, 1996 (Date of Inception) to December 31, 2002

                                             Dec 31      Dec 31  March 20, 1996
                                             2002         2001    to Dec 31,
                                                                    2002

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                                  $    (600)   $    ,951)   $ 244,406)

Adjustments to reconcile net loss to
net cash provided by operating
activities.

Amortization
                                                  -        1,250        1,667
Domain name write off
                                                  -        3,333        3,333
Good will write off
                                                  -            -      205,922
Issuance of capital stock for
expenses
                                                600            -          950
Contributions to capital
                                                  -            -       30,034
Change in prepaid expense
                                                  -        1,000            -
Change in accounts payable
                                                  -        4,503            -
Translation adjustment                            -
                                                               -         (187)
                                   ------------------------------------------

Net Cash From Operations
                                                  -          (52)      (2,500)
                                   ------------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES
                                                  -            -            -

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of
common stock
                                                  -            -        2,500
                                   ------------------------------------------

Net Increase (Decrease) in Cash
                                                  -          (52)           -

Cash at Beginning of Period
                                                  -           52            -
                                   ------------------------------------------

Cash at End of Period
                                                  $            $            $
                                                  -            -            -

ACHEDULE OF NON CASH OPERATING
ACTIVITIES

Issuance of 16,500,000 shares of common
stock for services - 1991 to 2002                                           $
                                                                          950
                                                            -----------------
Contribution to capital - 2000 to 2002
                                                                       30,034
                                                            -----------------


The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002



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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002



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

On December 31, 2003, the Company had a net operating loss available for carry forward of $244,406. The tax benefit of approximately $73,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward expires beginning in the years 2017 through 2024.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Officer/Director and control shareholder acquired 50% of the company outstanding stock and has a no interest, demand note payable due the control shareholder of $5,000. The note can be converted to common stock at any time at the option of the holder, however, there is no price per share specified.

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


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following table sets forth as of December 28, 2002, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name          Age  Position                       Director and/or Officer Since

Gina Zapara   48   President/Secretary/Director   March 20, 2002

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

From March 2002 to present, Ms. Gina Zapara has worked for the Company as its President, Secretary, Treasurer and sole Director. Ms. Zapara is responsible for the activities of the Company. Ms. Zapara devoted approximately 2 hours per month to the affairs of the Company as the Company has no active business operations.


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


                         ITEM 10. EXECUTIVE COMPENSATION


The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 2002 the end of the Registrant's last completed fiscal year).

None


Employment Contracts and Termination of Employment and Change in Control Arrangement n the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

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


          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                              MANAGEMENT


The following table sets forth as of December 31, 2002, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 24,000,000 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

Title of                                 Amount and Nature of      Percentage of
-------------------------------------------------------------------------------
Class       Name of Beneficial Owner     Beneficial Ownership          Class____
--------------------------------------------------------------------------------


Common      Scott Marshall                9,000,000                     37.5%
            Gina Zapara                  12,000,000                       50 %



Changes in control

There has been a change in control of the Company during the current fiscal year. Gina Zapara was issued 6,000,000 shares of common stock on March 21, 2002 and 6,000,000 shares of common stock on April 5, 2002, which is 50% of the issued and outstanding shares of common stock.


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


(a) Reports on Form 8-K.

                 None. (b) Exhibits.

                 None.


ITEM 14.  PRINCIPAL ACCOUNTANT'S  FEES  AND  SERVICES

The following is a summary of the fees billed to Safe Idea, Inc. by its principal accountants during the calendar years ended December 31, 2002 and 2001:

Fee category                               2002                    2001
Audit fees
Audit-related fees
Tax fees
All others                                 ---------               ---------

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


18 7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                 SAFE IDEA, INC.


Date: October 22, 2004 By /s/ David K. Campbell
----------------------------------------------------
President and Director



Date: October 22, 2004 By /s/ Carol Allen_
--------------------------------------------
Secretary and Director

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

Dated: October 22, 2004                             Signature: /s/ Carol Allen
                                                        Secretary and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safe Idea, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Annual Report"), I, David K. Campbell, CEO, President and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that; (1) The Annual Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: October 22, 2004
/s/ David K. Campbell,
President and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safe Idea, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Annual Report"), I, Carol Allen, CFO, Secretary and Director of the Registrant, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that; (1) The Annual Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: October 22, 2004
/s/ Carol Allen,
Secretary and Director