Form 10QSB
period 2003-03-31
SAFE IDEA INC
filed 2004-11-08
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

( X )QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 ( )TRANSITION REPORT PURSUANT TO
SECTION 13(a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission File number                           000-29553
                       --------------------------------------------------------
                                 SAFE IDEA, INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                                  88-0492640
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

        Class                            Outstanding as of March 31, 2003
       -------                          ---------------------------------
    Common  Stock, $0.0001                               24,000,000

                                                        INDEX


                                                                      Page
                                                                      Number
PART I.

          ITEM 1.           Financial Statements (unaudited)..................3

                            Balance Sheets....................................4
                            March 31, 2003 and December 31, 2002

                            Statements of Operations
                            Three  months ended March 31, 2003  and  2002.....5

                            Statements of Cash Flows
                            Three months ended March 31, 2003 and  2002.......7

                            Notes to Financial Statements.....................8

          ITEM 2.           Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.....14

         ITEM 3.            Controls and Procedures........................18

PART II.  Other Information 19

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


                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at March 31, 2003 and December 31, 2002, and the statements of operations and cash flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)
                      March 31, 2003, and December 31, 2002


                                                                December 31,
                                             March 31, 2003         2002
                                            ---------------   ----------------
ASSETS
CURRENT ASSETS


                                                           $           $
Cash                                                       -           -


Total Current Assets                                       -           -
                                             ===========================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES


                                                           $           $
Accounts payable                                           -           -

Accounts payable - related parties                     5,000       5,000
                                             ---------------------------


Total Current Liabilities                              5,000       5,000

STOCKHOLDERS' DEFICIENCY

Common Stock
50,000,000 shares authorized at $.0001 par value;

24,000,000 shares issued and outstanding               2,400       1,800

Capital in excess of par value                       237,006     237,006
Deficit accumulated during the development stage     244,406)   (244,406)
                                             ---------------------------


Total Stockholders' Deficiency                        (5,000)     (5,000)
                                             ---------------------------


                                                           $           $
Total Liabilities and Stockholders' Deficiency             -           -
                                             ===========================



The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)


           For the Three Months Ended March 31, 2003, and 2002 and the Period March 20, 1996 (date of Inception) to March 31, 2003


                              Three Months          March 20, 1996
                March 31, 2003  March 31, 2002    to March 31, 2003



                               $          $           $
REVENUES                       -          -           -

EXPENSES

Administrative                 -        600     244,406
               ----------------------------------------


NET PROFIT (LOSS)              -       (600)   (244,406)
               ========================================


NET PROFIT (LOSS) PER COMMON
SHARE


                                          $           $
Basic                                     -           -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                                24,000      24,000












The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
           For the Three Months Ended March 31, 2003 and 2002 and the
           Period March 20, 1996 (Date of Inception) to March 30, 2003


                                             Mar 31     Mar 31   March 20, 1996
                                                                   to Mar 31,
                                             2003       2002          2003

CASH FLOWS FROM
OPERATING ACTIVITIES


                                                              $            $
Net Loss                                          -        (600)   $(244,406)

Adjustments to reconcile net loss to
net cash provided by
operating activities.


Amortization                                      -           -        1,667

Domain name write off                             -           -        3,333

Good will write off                               -           -      205,922

Issuance of capital stock for expenses            -         600          950

Contributions to capital                          -           -        6,905

Change of prepaid expense                         -           -            -

Change in accounts payable                        -           -       28,129

Translation adjustment                            -           -            -
                                    ----------------------------------------


Net Cash From Operations                          -           -        2,500
                                    ----------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES


Purchase domain name                              -           -       (5,000)
                                    ----------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES


Proceeds from issuance of common stock            -           -        2,500
                                    ----------------------------------------

Net Increase (Decrease) in Cash                   0


Cash at Beginning of Period                       -
                                    ----------------------------------------


                                                  $           $            $
Cash at End of Period                             -           -            -

ACHEDULE OF NON CASH OPERATING
ACTIVITIES

                                                                           $
Issuance of 16,500,000 shares of common
stock for services - 1991 to 2001                                        950
                                                           -----------------
Contribution to capital - 2000 to 2002
                                                                       6,905
                                                           -----------------


The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003



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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003



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

On March 31, 2003, the Company had a net operating loss available for carry forward of $244,406. The tax benefit of approximately $73,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2023.

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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003



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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Plan of Operations

The Company had no income for the current quarter and had administrative expenses of $0.00.

Results of Operations

Comparison  of the quarter  ended March 31, 2003 to the quarter  ended March 31,
2002

The Company had no income or expense for the this quarter and expenses of $600 for the same quarter last year.

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


--------------------------------------------------------------------------------

I, David Campbell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..

By:


David Campbell

Title: Chief Executive Officer

October      , 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------




I, Carol Allen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..


By:
------------------------------
Carol Allen

Title: Chief Financial Officer

October    , 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.