Form 10QSB
period 2003-06-30
SAFE IDEA INC
filed 2004-11-08
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

( X )QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 ( )TRANSITION REPORT PURSUANT TO
SECTION 13(a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  from                  to
Commission File number                           000-29553
                       ------------------------------------------------
                                 SAFE IDEA, INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                           88-0492640
--------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

2000  Thrasher  Drive,  Lake  Havasu  City, Arizona              86404
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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

        Class                            Outstanding as of June 30, 2003
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

                                                        INDEX


                                                                         Page
                                                                         Number
PART I.

          ITEM 1.           Financial Statements (unaudited)...................3

                            Balance Sheets.....................................4
                            June 30, 2003 and December 31, 2002

                            Statements of Operations
                            Three and six months ended June 30, 2003 and 2002..5

                            Statements of Cash Flows
                            Six months ended June 30, 2003 and  2002...........7

                            Notes to Financial Statements......................8

          ITEM 2.           Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.....14

             ITEM 3.       Controls and Procedures............................18

PART II.  Other Information 19

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


                                            ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at June 30, 2003 and December 31, 2002, and the statements of operations and cash flows for the three and six months ended June 30, 2003 and 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)
                      June 30, 2003, and December 31, 2002


                                                                  December 31,
                                               June 30, 2003           2002
                                               -------------    ---------------
ASSETS
CURRENT ASSETS


                                                           $           $
Cash                                                       -           -


Total Current Assets                                       -           -
                                             ===========================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES


                                                           $           $
Accounts payable                                           -           -

Accounts payable - related parties                     5,000       5,000
                                             ---------------------------


Total Current Liabilities                              5,000       5,000

STOCKHOLDERS' DEFICIENCY

Common Stock
50,000,000 shares authorized at $.0001 par value;

24,000,000 shares issued and outstanding               2,400       2,400

Capital in excess of par value                       237,006     237,006

Deficit accumulated during the development stage    (244,406)    244,406
                                             ---------------------------
Total Stockholders' Deficiency
                                                      (5,000)      5,000


                                                           $           $
Total Liabilities ahd Stockholders' Deficiency             -           -
                                             ===========================





The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)
       For the Three and Six Months Ended June 30, 2003, and 2002 and the
           Period March 20, 1996 (date of Inception) to June 30, 2003


                                  Three Months        Six Months
                               June 30,   June 30,     June 30,
                               2003        2002         2003



                                    $        $        $
REVENUES                                     -        -

EXPENSES

Administrative                      -        -        -
                      ---------------------------------


NET PROFIT (LOSS)                   -        -        -
                      =================================


NET PROFIT (LOSS) PER COMMON
SHARE


                                    $        $        $
Basic                               -        -        -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                          24,000   24,000   24,000





                              Six Months       March 20, 1996
                                June 30,        to June
                                 2002            30,2003



                                      $           $
REVENUES                              -           -

EXPENSES

Administrative                      600     244,406
                         --------------------------


NET PROFIT (LOSS)                  (600)   (244,406)
                         ==========================


NET PROFIT (LOSS) PER COMMON
SHARE

                                   $
Basic                                 -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                            18,000








The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Six Months Ended June 30, 2003 and 2002 and the
           Period March 20, 1996 (Date of Inception) to June 30, 2003


                                      June 30,   June 30,      March 20, 1996
                                        2003      2002        to June 30,2003

CASH FLOWS FROM
OPERATING ACTIVITIES


                                                       $            $
Net Loss                                   -        (600)   $(244,406)

Adjustments to reconcile net loss
to net cash provided by
operating activities.


Amortization                               -           -        1,667

Domain name write off                      -           -        3,333

Good will write off                        -           -      205,922

Issuance of capital stock for expenses     -         600          950

Contributions to capital                   -           -        6,905

Change of prepaid expense                  -           -            -

Change in accounts payable                 -           -       28,129

Translation adjustment                     -           -            -
                             ----------------------------------------


Net Cash From Operations                   -           -        2,500
                             ----------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES


Purchase domain name                       -           -       (5,000)
                             ----------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES


Proceeds from issuance of common stock     -           -        2,500
                             ----------------------------------------


Net Increase (Decrease) in Cash            -           -            -


Cash at Beginning of Period                -           -            -
                             ----------------------------------------


                                           $           $            $
Cash at End of Period                      -           -            -

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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003



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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003



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

On June 30, 2003, the Company had a net operating loss available for carry forward of $244,406. The tax benefit of approximately $73,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2023.

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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003



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

Results of Operations

Comparison of the quarter ended June 30, 2003 to the quarter ended June 30, 2002

The Company had no income or expenses for this quarter and no income or expense for the same quarter last year.

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


--------------------------------------------------------------------------------

I, David Campbell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..



By:


David Campbell

Title: Chief Executive Officer

October      , 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------


I, Carol Allen, certify, pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..


By:
------------------------------
Carol Allen

Title: Chief Financial Officer

October    , 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized