Form 10QSB
period 2003-09-30
SAFE IDEA INC
filed 2004-11-08
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

( X )QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 ( )TRANSITION REPORT PURSUANT TO SECTION 13(a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  from                  to
Commission File number                           000-29553
                       -----------------------------------------------------
                                 SAFE IDEA, INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                                    88-0492640
-----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

2000  Thrasher  Drive,  Lake  Havasu  City, Arizona           86404
----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

    Class                              Outstanding as of September 30, 2003
   -------                            -------------------------------------
  Common  Stock, $0.0001                           24,000,000

                                                        INDEX


                                                                        Page
                                                                       Number
PART I.

          ITEM 1.           Financial Statements (unaudited).................3

                            Balance Sheets...................................4
                            September 30, 2003 and December 31, 2002

                            Statements of Operations
                            Three and nine months ended September 30, 2003
                            and  2002........................................5

                            Statements of Cash Flows
                            Nine months ended  September 30, 2003 and  2002...7

                            Notes to Financial Statements.....................8

          ITEM 2.           Management's Discussion and Analysis of
                            Financial Condition and Results of Operations....14

             ITEM 3.           Controls and Procedures.......................18

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


                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at September 30, 2003 and December 31, 2002, and the statements of operations and cash flows for the three and nine months ended September 30, 2003 and 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)
                    September 30, 2003, and December 31, 2002


                                               Sept 30, 2003       Dec 31, 2002

ASSETS
CURRENT ASSETS


                                                                 $            $
Cash                                                             -            -

Prepaid expense                                                  -            -


Total Current Assets                                             -            -
                                                   ----------------------------



                                                                 $            $
Total Assets                                                     -            -
                                                   ============================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES


                                                                 $            $
Accounts payable                                                 -            -

Accounts payable - related parties                           5,000        5,000
                                                   ----------------------------


Total Current Liabilities                                    5,000        5,000

STOCKHOLDERS' DEFICIENCY

Common Stock
50,000,000 shares authorized at $.0001 par value;

24,000,000 shares issued and outstanding                     2,400        2,400

Capital in excess of par value                             237,006      237,006
Deficit accumulated during the development stage          (244,406)    (244,406)
                                                   ----------------------------


Total Stockholders' Deficiency                              (5,000)      (5,000)
                                                   ----------------------------


                                                                 $            $
Total Liabilities and Stockholders' Deficiency                   -            -
                                                   ============================



                   The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)
    For the Three and Nine Months Ended September 30, 2003, and 2002 and the
         Period March 20, 1996 (date of Inception) to September 30, 2003


                                           Three Months            Nine Months


                                     Sept 30, 2003  Sept 30, 2002  Sept 30, 2003
                                           ---------------    --------------



REVENUES                                       -            -            -

EXPENSES

Administrative                                 -            -            -
                                       ----------------------------------------


NET PROFIT (LOSS)                              -            -            -
                                       =========================================


NET PROFIT (LOSS) PER COMMON
SHARE


                                               $            $            $
Basic                                          -            -            -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                                     24,000       24,000       24,000





                                                                    March 20,
                                                                      1996
                                                Sept 30,            to Sept
                                                  2002              30,2003
                                           ---------------    --------------



REVENUES                                                    -                 -

EXPENSES

Administrative                                            600           244,406
                                             ----------------  ----------------


NET PROFIT (LOSS)                                        (600)         (244,406)
                                             ================  ================


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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Six Months Ended September 30, 2003 and 2002 and the
           Period March 20, 1996 (Date of Inception) to June 30, 2003


                                              Sept 30,   Sept 30, March 20, 1996
                                                                   to Sep 30,
                                               2003       2002         2003
                                                    ----------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES


Net Loss                                            -   $    (600)   $(244,406)

Adjustments to reconcile net loss to net cash provided by operating activities.


Amortization                                         -           -        1,667

Domain name write off                                -           -        3,333

Good will write off                                  -           -      205,922
Issuance of capital stock for
expenses                                             -         600          950

Contributions to capital                             -           -        6,905

Change of prepaid expense                            -           -            -

Change in accounts payable                           -           -       28,129

Translation adjustment                               -           -            -
                                                    ----------------------------


Net Cash From Operations                             -           -        2,500
                                                   -----------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES


Purchase domain name                                -           -       (5,000)
                                                    ---------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common
stock                                                -           -        2,500
                                                    ----------------------------


Net Increase (Decrease) in Cash                      -           -            -


Cash at Beginning of Period                          -           -            -
                                                    ---------------------------


Cash at End of Period                                -      $    -     $      -

ACHEDULE OF NON CASH OPERATING
ACTIVITIES

Issuance of 16,500,000 shares of common
stock for services - 1991 to 2001                                    $     950
                                                              -----------------
Contribution to capital - 2000 to 2002
                                                                         6,905
                                                              -----------------


The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003



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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003



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

On September 30, 2003, the Company had a net operating loss available for carry forward of $244,406. The tax benefit of approximately $73,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2023.

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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003



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

Results of Operations

Comparison of the quarter ended September 30, 2003 to the quarter ended September 30, 2002

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

--------------------------------------------------------------------------------

I, David Campbell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..



By:


David Campbell

Title: Chief Executive Officer

October      , 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------




I, Carol Allen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..


By:
------------------------------
Carol Allen

Title: Chief Financial Officer

October    , 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized