Form 10KSB
period 2003-12-31
SAFE IDEA INC
filed 2004-11-08
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

     (x ) ANNUAL REPORT PURSUANT TO SECTION 13 (a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


         For the fiscal year ended             December   31,  2003
                                   -------------------------------------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 (a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                            ---------------    --------------

         Commission File number               000-29553
                                -------------------------------------------

                                 SAFE IDEA, INC,
                                 ---------------
               (Exact name of registrant as specified in charter)


              Nevada
                                                                 88-0492640
State or other jurisdiction of incorporation        (I.R.S. Employer I.D. No.)
 or organization

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
                                                           -----------

The aggregate market value of the issuer's voting stock held as of December 31, 2003, by non-affiliates of the issuer based on the closing daily price as quoted on the NQB Pink Sheets was $15,000. represented by 3,000,000 shares @$.005 per share of common stock, as per NQB Semi Annual Stock Summary, January 2004, page 1395.

As of December 31, 2003, the registrant had 24,000,000 shares of common stock issued and outstanding.

        Transitional Small Business        Disclosure Format.   Yes [x ] No [ ]
Documents incorporated by reference: None.

                                TABLE OF CONTENTS


PART I

ITEM 1.        DESCRIPTION OF BUSINESS                                     3

ITEM 2.        DESCRIPTION OF PROPERTIES                                   4

ITEM 3.        LEGAL PROCEEDINGS                                           4

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS           9


PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    10


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   11

ITEM 7.        FINANCIAL STATEMENTS                                        13

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                    32


PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT          32

ITEM 10.       EXECUTIVE COMPENSATION                                      33

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                             34

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              35


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K                            36

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

On April 5, 2001, the Company completed a forward stock split of three shares for each outstanding share which resulted in 12,000,000 shares of common stock issued and outstanding. This report shows the effect of the stock split from inception with a par value of $.0001.

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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2003.


                  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

The Company's common stock is currently listed and trading on the National Quotations Bureau, Pink Sheets. As of December 31, 2003, the Company had 25 shareholders holding 24,000,000 shares of common stock. The Company has never declared a dividend on its shares of common stock.

Recent Sales of Unregistered Securities

None

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

General

The Company has been in the development stage since inception and has been engaged in providing a repository of information and an interactive forum and a comprehensive directory of services catering to entrepreneurs where they can publish their business plans and share their ideas in a collaborative environment. During 2001 and 2002, the company abandoned its activity and has since been inactive.

On December 31, 2003, the Company was inactive and was a development stage company engaged in the business of seeking business opportunities that could be profitable to the Company.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2003, the Company did not have any operations and no revenues and minimal expenses.

The Company has limited operating history. The Company can only estimate the future needs for capital based on the current status of the Company's operations, its current plans and current economic condition. The Company expects to extend the due date of its note payable for one year.

Results of Operations

Comparison of the year ended December 31, 2003 and the year ended December 31, 2002

The Company had no income or expense for the year ended December 31, 2003 and had expenses of $600 for the year ended December 31, 2002.

Comparison of the year ended December 31, 2002 and the year ended December 31, 2001

The Company had expenses of $600 for the year ended December 31, 2002 and expenses of $9,951 for the year ended December 31, 2001. The expenses for the year ended December 31, 2001 consisted primarily of the expensing of the remaining un-amortized cost of a domain name.

                          ITEM 7. FINANCIAL STATEMENTS

MADSEN & ASSOCIATES, CPA's Inc.
Certified Public Accountants and Business Consultants
684 East Vine St, Suite 3
Murray, Utah 84107
Telephone 801 268-2632
Fax 801-262-3978

Board of Directors
Safe Idea, Inc.
Lake Havasu City, Arizona

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Safe Idea, Inc. (development stage company) at December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002, and the period March 20, 1996 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Idea, Inc. at December 31, 2003, and the results of operations, and cash flows for the years ended December 31, 2003 and 2002, and the period March 20, 1996 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Salt Lake City, Utah
October 11, 2004
s/Madsen & Associates, CPA's Inc.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003
ASSETS
CURRENT ASSETS

       Cash
                                                                     $
                                                                     -

           Total Current Assets
                                                                     -
                                                                     ==========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

       Accounts payable - related parties                             $
                                                                     5,000
                                                                     ----------

           Total Current Liabilities
                                                                     5,000

STOCKHOLDERS' DEFICIENCY

       Common Stock
           50,000,000 shares authorized at $.0001 par value;
               24,000,000 shares issued and outstanding
                                                                     2,400
           Capital in excess of par value                          237,006
           Deficit accumulated during the development stage       (244,406)
                                                                  -------------

               Total Stockholders' Deficiency
                                                                     (5,000)
                                                                  -------------

           Total Liabilities and Stockholders' Deficiency
                                                                     $
                                                                     -
                                                                 ==============





The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
           For the Years Ended December 31, 2003 and December 31, 2002
     and the Period March 20, 1996 (Date of Inception) to December 31, 2003


                 Dec 31, 2003   Dec 31, 2002   Mar 20, 1996 to
                                                Dec 31, 2003


REVENUES
                            $           $            $
                            -           -            -

EXPENSES
Administration
                            -         600       33,484
Amortization
                            -           -        1,667
           -------------------------------------------

NET PROFIT (LOSS)                    (600)
                                        -      (35,151)
           ===========================================


OTHER EXPENSES
Domain name write off
                            -           -       (3,333)
Goodwill write off          -           -     (205,922)
                                        -            -
           -------------------------------------------

NET LOSS                              $ (600) $(244,406)
$
           ===========================================

NET PROFIT (LOSS) PER COMMON
SHARE

Basic and diluted           -            -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)

Basic
                        24,000       24,000








The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         Period March 20, 1996 (Date of Inception) to December 31, 2003




                                                            Common Stock

                                                      --------------------------
                                                    Shares            Amount

                                                ---------------    -------------
Balance March 20, 1996 (date of inception)          $   -
                                                                        -
Issuance of common stock for cash -
at $.003 - March 20, 1996                       7,500,000             750

Net operating loss for the period ended
December 31, 1996
                                                        -               -
Issuance of common stock for services -
at $.003 - October 30, 1999                     1,500,000             150

Net operating income for the year
ended December 31, 1999                                 -               -

Issuance of common stock for services -
at $.003 - March 20, 2000                       9,000,000             900

Issuance of common stock for acquisition -
of Safe Idea Repository - October 5,            9,000,000             900
                                                                     2000
Issuance of common stock for acquisition -
of Obligation Futures - November 6,             3,000,000             300
                                                                     2000
Cancellation of common stock - acquisition
of Obligation Futures cancelled                (3,000,000)           (300)

Cancellation of common stock - acquisition
of Safe Idea Repository cancelled              (9,000,000)           (900)

Contribution to capital - expenses
                                                        -               -
Net operating loss for the year ended
December 31, 2000
                                                        -               -
Net operating loss for the year ended
December 31, 2001
                                                        -               -
Issuance of common stock for services -
at $.001 - March 20, 2002                       6,000,000             600

Contribution to capital - payment of debt
                                                        -               -
Net operating loss for the year ended
December 31, 2002
Net operating loss for the year ended
December 31, 2003
                                                        -               -
                                          ---------------   -------------

Balance December 31, 2003                      24,000,000           2,400
                                          ===============   =============








                                                Capital      Accumulated
                                               in Excess
                                                  of Par       Deficit
                                                  Value

Balance March 20, 1996 (date of inception)           -      $    -

Issuance of common stock for cash -
at $.003 - March 20, 1996                        1,750           -
Net operating loss for the period ended
December 31, 1996                                    -      (2,500)

Issuance of common stock for services -
at $.003 - October 30, 1999                          -           -

Net operating income for the year
ended December 31, 1999                              -         (50)

Issuance of common stock for services -
at $.003 - March 20, 2000                            -           -

Issuance of common stock for acquisition -
of Safe Idea Repository - October 5,                 -           -

Issuance of common stock for acquisition -
of Obligation Futures - November 6,                  -           -

Cancellation of common stock - acquisition
of Obligation Futures cancelled                      -           -

Cancellation of common stock - acquisition
of Safe Idea Repository cancelled                    -           -

Contribution to capital - expenses               6,905           -

Net operating loss for the year ended
December 31, 2000                                    -    (231,305)

Net operating loss for the year ended
December 31, 2001                                    -      (9,951)

Issuance of common stock for services -
at $.001 - March 20, 2002                            -           -

Contribution to capital - payment of debt       23,129           -

Net operating loss for the year ended
December 31, 2002

Net operating loss for the year ended
December 31, 2003                                    -       (600.00)


Balance December 31, 2003                      237,006      (244,406)






The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Years Ended December 31, 2003 and 2002 and the
         Period March 20, 1996 (Date of Inception) to December 31, 2003

                                                  Dec 31   Dec 31 March 20, 1996
                                                  2003      2002     to Dec 31,
                                                                       2003

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                                                    -   (600) $(244,406)
$

Adjustments to reconcile net loss to net cash provided by operating activities.

Amortization
                                                            -     -       1,667
Domain name write off
                                                            -     -       3,333
Good will write off
                                                            -     -     205,922
Issuance of capital stock for expenses
                                                            -   600         950
Contributions to capital
                                                            -     -      30,034
                                                    ---------------------------

Net Cash From Operations
                                                          -     -      (2,500)
                                                    ---------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase domain name
                                                            -     -           -
                                                    ---------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock
                                                            -     -       2,500
                                                    ---------------------------

Net Increase (Decrease) in Cash
                                                            -     -           -

Cash at Beginning of Period
                                                            -     -           -
                                                    ---------------------------

Cash at End of Period
                                                           $     $           $
                                                            -     -           -

ACHEDULE OF NON CASH OPERATING
ACTIVITIES

Issuance of 16,500,000 shares of common stock
for services - 1991 to 2003                                            $
                                                                            950
                                                              -----------------
Contribution to capital - 2000 to 2003
                                                                         30,034
                                                              -----------------

                              The accompanying notes are an integral part of
these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003



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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2003



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

Item 8 (a).

Controls and Procedures. As of the period of this Annual Report on December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of December 28, 2003, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

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

From March, 2002 to present, Ms. Gina Zapara has worked for the Company as its President, Secretary, Treasurer and sole Director. Ms. Zapara is responsible for the activities of the Company. Ms. Zapara devoted approximately 2 hours per month to the affairs of the Company as the Company has no active business operations.


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

                         ITEM 10. EXECUTIVE COMPENSATION


The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 2003 the end of the Registrant's last completed fiscal year).

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


          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                              MANAGEMENT

The following table sets forth as of December 31, 2003, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 24,000,000 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

Title of                                 Amount and Nature of    Percentage of
--------------------------------------------------------------------------------
Class      Name of Beneficial Owner      Beneficial Ownership      Class____
--------------------------------------------------------------------------------


Common     Scott Marshall                  9,000,000                 37.5%
           Gina Zapara                    12,000,000                  50 %


Changes in control

There has been no change in control of the Company during the current fiscal year.


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


(a) Reports on Form 8-K.

                 None. (b) Exhibits.

                 None.


ITEM 14.  PRINCIPAL ACCOUNTANT'S  FEES  AND  SERVICES

The following is a summary of the fees billed to Safe Idea, Inc. by its principal accountants during the calendar years ended December 31, 2003 and 2002:

Fee category                               2003                    2002
Audit fees
Audit-related fees
Tax fees
All other fees                             ---------               --------

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


                                 SAFE IDEA, INC.


                              Date: October 22, 2004 By /s/  David K. Campbell
                           ----------------------------------------------------
                                    President and Director



                           Date: October 22,  2004 By /s/ Carol Allen_
                           --------------------------------------------
                                     Secretary and Director

                 SAFE IDEA, INC.

CODE OF CONDUCT
Introduction.
---------------
This Code of Conduct (this "Code") is applicable to the (1) President and Chief Executive Officer, (2) Chief Financial Officer, (3) Chief Accounting Officer or Controller and (4) other persons performing similar functions (collectively, the "Covered Executives") of Safe Idea, Inc,. As used in this Code, "we", "our" or "us" means Safe Idea, Inc., and "you" means a Covered Executive. The Covered Executives hold an important and elevated role in corporate governance, and are uniquely positioned and empowered to ensure that Safe Idea, Inc. interests are appropriately balanced, protected and preserved. Safe Idea's Board of Directors (the "Board") has adopted this Code to deter wrongdoing and to promote honest and ethical conduct, proper disclosure of financial information in Safe Idea's periodic reports and compliance with applicable laws, rules and regulations by Safe Idea's senior officers who have financial responsibilities.

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

Dated: October 22, 2004                    Signature: /s/ Carol Allen
                                                Secretary and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safe Idea, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Annual Report"), I, David K. Campbell, CEO, President and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that; (1) The Annual Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: October 22, 2004
/s/ David K. Campbell,
President and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safe Idea, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Annual Report"), I, Carol Allen, CFO, President and Director of the Registrant, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that; (1) The Annual Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: October 22, 2004
/s/ Carol Allen,
Secretary and Director