Form 10QSB
period 2004-06-30
SAFE IDEA INC
filed 2004-11-08
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

( X )QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 ( )TRANSITION REPORT PURSUANT TO
SECTION 13(a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition  period                  from                  to
Commission File number                           000-29553
                       ----------------------------------------------------
                                 SAFE IDEA, INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                                  88-0492640
---------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

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

          Class                               Outstanding as of June 30, 2004
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

                                                        INDEX


                                                                         Page
                                                                       Number
PART I.

          ITEM 1.           Financial Statements (unaudited)..................3

                            Balance Sheets....................................4
                            June 30, 2004 and December 31, 2003

                            Statements of Operations
                            Three and six months ended June 30, 2004
                            and  2003.........................................5

                            Statements of Cash Flows
                            Six months ended June 30, 2004 and  2003..........7

                            Notes to Financial Statements...................8

          ITEM 2.           Management's Discussion and Analysis of
                            Financial Condition and Results of Operations....14

          ITEM 3.           Controls and Procedures..........................18

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


                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at June 30, 2004 and December 31, 2003, and the statements of operations and cash flows for the three and six months ended June 30, 2004 and 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)
                      June 30, 2004, and December 31, 2003



                                                                    December 31,
                                                     June 30, 2004      2003
                                              ---------------    ---------------
ASSETS
CURRENT ASSETS


                                                                  $            $
Cash                                                              -            -


Total Current Assets                                              -            -
                                                    ============================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES


                                                                  $            $
Accounts payable                                                  -            -

Accounts payable - related parties                            5,000        5,000
                                                    ----------------------------


Total Current Liabilities                                     5,000        5,000

STOCKHOLDERS' DEFICIENCY

Common Stock
50,000,000 shares authorized at $.0001 par value;

24,000,000 shares issued and outstanding                      2,400        2,400

Capital in excess of par value                              237,006      237,006
Deficit accumulated during the development stage           (244,406)     244,406
                                                    ----------------------------
Total Stockholders' Deficiency
                                                             (5,000)       5,000


                                                                  $            $
Total Liabilities ahd
Stockholders' Deficiency                                          -            -
                                                    ============================



The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)
       For the Three and Six Months Ended June 30, 2004, and 2003 and the
           Period March 20, 1996 (date of Inception) to June 30, 2004


                                               Three Months          Six Months
                                           June 30,        June 30,     June 30,
                                            2004            2003          2004



                                                     $            $           $
REVENUES                                             -            -           -

EXPENSES

Administrative                                       -            -           -
                                       ----------------------------------------


NET PROFIT (LOSS)                                    -            -           -
                                       ========================================


NET PROFIT (LOSS) PER COMMON
SHARE


                                                     $            $           $
Basic                                                -            -           -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                                           24,000       24,000       24,000








                                                     Six Months   March 20, 1996
                                                     June 30,       to June
                                                       2003          30,2004
                                            ---------------   ---------------


                                                           $                 $
REVENUES                                                     -                -

EXPENSES

Administrative                                               -          244,406
                                                -------------------------------


NET PROFIT (LOSS)                                            -         (244,406)
                                                ===============================


NET PROFIT (LOSS) PER COMMON
SHARE


                                                                              $
Basic                                                        -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                                                   24,000








The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Six Months Ended June 30, 2004 and 2003 and the
           Period March 20, 1996 (Date of Inception) to June 30, 2004



                                                June 30, June 30,     March 20,
                                                 2004      2003         1996
                                                                     to June 30,
                                                                        2004

         CASH FLOWS FROM
              OPERATING ACTIVITIES


                                                               $              $
Net Loss                                                -      -      $(244,406)

Adjustments to reconcile net
loss to net cash provided by
operating activities.


Amortization                                            -      -          1,667

Domain name write off                                   -      -          3,333

Good will write off                                     -      -        205,922

Issuance of capital stock for expenses                  -      -            950

Contributions to capital                                -      -          6,905

Change of prepaid expense                               -      -              -

Change in accounts payable                              -      -         28,129

Translation adjustment                                  -      -              -
                                          -------------------------------------


Net Cash From Operations                                -      -          2,500
                                          -------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES


Purchase domain name                                    -      -         (5,000)
                                          -------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES


Proceeds from issuance of common stock                  -      -          2,500
                                          -------------------------------------


Net Increase (Decrease) in Cash                         -      -              -


Cash at Beginning of Period                             -      -              -
                                          -------------------------------------


                                                        $      $              $
Cash at End of Period                                   -      -              -

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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004



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

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004



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

On June 30, 2004, the Company had a net operating loss available for carry forward of $244,406. The tax benefit of approximately $73,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2023.

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

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004



3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and a control shareholder have acquired 26% of the company outstanding stock and have a no interest, demand note payable due them of $5,000. The note can be converted to common stock at any time at the option of the holder, however, there is no price per share specified.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Plan of Operations

The Company had no income for the current quarter and had no administrative expenses.

Results of Operations

Comparison of the quarter ended June 30, 2004 to the quarter ended June 30, 2003

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


--------------------------------------------------------------------------------

I, David Campbell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..



By:


David Campbell

Title: Chief Executive Officer

October      , 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------






I, Carol Allen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..


By:
------------------------------
Carol Allen

Title: Chief Financial Officer

October    , 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized