Form 10QSB
period 2004-03-31
SAFE IDEA INC
filed 2004-11-10
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

( X )QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 ( )TRANSITION REPORT PURSUANT TO
SECTION 13(a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periodfrom                  to
Commission File number                           000-29553
                       ----------------------------------------------------
                                 SAFE IDEA, INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                               88-0492640
------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

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

       Class                  Outstanding as of March 31, 2004
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

                                                        INDEX


                                                                     Page
                                                                     Number
PART I.

          ITEM 1.           Financial Statements (unaudited)..................3

                            Balance Sheets...................................4
                            March 31, 2004 and December 31, 2003

                            Statements of Operations
                            Three months ended March 31, 2004  and  2003......5

                            Statements of Cash Flows
                            Three months ended March 31, 2004 and  2003   ....7

                            Notes to Financial Statements.....................8

          ITEM 2.           Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.....14

             ITEM 3.           Controls and Procedures.......................18

                            PART II.  Other Information 19

                            Signatures.......................................21
                                 Certifications

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


                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at March 31, 2004 and December 31, 2003, and the statements of operations and cash flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)
                      March 31, 2004, and December 31, 2003


                                                                 December 31,
                                              March 31, 2004        2003
                                              --------------    ---------------
ASSETS
CURRENT ASSETS


                                                                 $            $
Cash                                                             -            -


Total Current Assets                                             -            -
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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)
           For the Three Months Ended March 31, 2004, and 2003 and the
           Period March 20, 1996 (date of Inception) to March 31, 2004




                                           Three Months               March 20,
                                  March 31, 2004     March 31, 2003      1996
                                                                    to March 31,
                                                                          2004




REVENUES                                        -              -              -

EXPENSES

Administrative                                  -              -        244,406
                                -----------------------------------------------


NET PROFIT (LOSS)                               -              -       (244,406)
                                ===============================================


NET PROFIT (LOSS) PER COMMON
SHARE


                                              $              $
Basic                                            -              -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                                      24,000         24,000



The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
           For the Three Months Ended March 31, 2004 and 2003 and the
           Period March 20, 1996 (Date of Inception) to March 30, 2004


                                                      Mar 31  Mar 31   March 20,
                                                                          1996
                                                      2004    2003     to March
                                                                        31, 2004

CASH FLOWS FROM
OPERATING ACTIVITIES

                                                                  $           $
Net Loss                                                      -   -   $(244,406)

Adjustments to reconcile net loss to net cash provided by operating activities.


Amortization                                                  -   -       1,667

Domain name write off                                         -   -       3,333

Good will write off                                           -   -     205,922

Issuance of capital stock for expenses                        -   -         950

Contributions to capital                                      -   -       6,905

Change of prepaid expense                                     -   -           -

Change in accounts payable                                    -   -      28,129

Translation adjustment                                        -   -           -
                                                -------------------------------


Net Cash From Operations                                      -   -       2,500
                                                -------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES


Purchase domain name                                          -   -      (5,000)
                                                -------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES


Proceeds from issuance of common stock                        -   -       2,500
                                                -------------------------------


Net Increase (Decrease) in Cash                               -   -           0


Cash at Beginning of Period                                   -   -           -
                                                -------------------------------


                                                              $   $           $
Cash at End of Period                                         -   -           -

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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004



1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on March 20, 1996 with authorized common stock of 25,000 shares with no par with the name of "Shell, Inc,." On October 27, 2000 made a name change to "Safe Idea, Inc." as part of a change in the authorized common capital stock to 50,000,000 shares with a par value of $.0001.

During 2001 the Company competed a forward stock split of three shares for each outstanding share. This report shows the effect of the stock split from inception with a par value of $.0001.

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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004



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

On March 31, 2004, the Company had a net operating loss available for carry forward of $244,406. The tax benefit of approximately $73,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2023.

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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004



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

Results of Operations

Comparison  of the quarter  ended March 31, 2004 to the quarter  ended March 31,
2003

The Company had no income or expense for the this quarter and no income or expense for the same quarter last year.

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


--------------------------------------------------------------------------------

I, David Campbell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..



By:


David Campbell

Title: Chief Executive Officer

October      , 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------





I, Carol Allen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..


By:
------------------------------
Carol Allen

Title: Chief Financial Officer

October    , 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized