Form 10QSB
period 2004-09-30
SAFE IDEA INC
filed 2004-11-10
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

( X )QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 ( )TRANSITION REPORT PURSUANT TO SECTION 13(a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  from                  to
Commission File number                           000-29553
             ------------------------------------------------------
                                 SAFE IDEA, INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                                   88-0492640
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                Outstanding as of September 30, 2004
           -------               -------------------------------------
    Common  Stock, $0.0001                   11,550,015

                                                        INDEX


                                                                        Page
                                                                      Number
PART I.

          ITEM 1.           Financial Statements (unaudited).................3

                            Balance Sheets..................................4
                            September 30, 2004 and December 31, 2003

                            Statements of Operations
                            Three and nine months ended September 30,
                            2004  and  2003..................................5

                            Statements of Cash Flows
                            Nine months ended September 30, 2004 and  2003....7

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


                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at September 30, 2004 and December 31, 2003, and the statements of operations and cash flows for the three and nine months ended September 30, 2004 and 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)
                    September 30, 2004, and December 31, 2003



                                                     September    December 31,
                                                     30,2004          2003

ASSETS
CURRENT ASSETS


                                                                              $
Cash                                                     $ 244,940            -


Total Current Assets                                       244,940            -
                                                   ============================

OTHER ASSETS


License                                                     15,000            -
                                                   ----------------------------

Total Assets                                               259,940            -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

                                                                 $            $
Accounts payable - related parties                           5,000        5,000
                                                   ----------------------------


Total Current Liabilities                                    5,000        5,000

STOCKHOLDERS' EQUITY

Common Stock
50,000,000 shares authorized at $.0001 par value;

11,550,015 shares issued and outstanding                     1,155          800

Capital in excess of par value                             498,551      238,606

Deficit accumulated during the development stage          (244,766)    (244,406)
                                                   ----------------------------


Total Stockholders' Equity                                 254,940       (5,000)
                                                   ----------------------------


                                                                              $
Total Liabilities and Stockholders' Equity               $ 259,940            -
                                                   ============================


              The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)
    For the Three and Nine Months Ended September 30, 2004, and 2003 and the
         Period March 20, 1996 (date of Inception) to September 30, 2004




                                              Three Months          Nine Months
                                             Sept 30      Sept 30,     Sept 30,
                                              2004         2003          2004
                                            ---------------    ---------------


                                                    $            $            $
REVENUES                                            -            -            -

EXPENSES

Administrative                                    360            -          360
                                      -----------------------------------------


NET PROFIT (LOSS)                                (360)           -         (360)
                                      =========================================


NET PROFIT (LOSS) PER COMMON
SHARE


Basic                                      $        -       $    -      $     1

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                                           8,000        8,000        8,000











                                               Nine Months       March 20, 1996
                                            Sept 30, 2004     to Sept 30,2004
                                            ---------------    ---------------


                                                           $                  $
REVENUES                                                   -                  -

EXPENSES

Administrative                                             -            244,766
                                             ---------------  -----------------


NET PROFIT (LOSS)                                          -           (244,766)
                                             ===============  =================


NET PROFIT (LOSS) PER COMMON
SHARE

                                                                              $
Basic                                                                         -

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)


Basic                                                                     8,000





The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         Period March 20, 1996 (Date of Inception) to September 30, 2004



                                                        Common Stock
                                               -------------------------------
                                                    Shares           Amount
                                               ----------------    -----------
Balance March 20, 1996 (date of inception)         $
                                                                   $
                                               -                   -
Issuance of common stock for cash -

                             March 20, 1996          2,500,009            250
    Net operating loss for the period ended

                          December 31, 1996                  -              -
    Issuance of common stock for services -

                           October 30, 1999            500,000             50
          Net operating income for the year

                    ended December 31, 1999                  -              -
    Issuance of common stock for services -

                             March 20, 2000          3,000,000            300
 Issuance of common stock for acquisition -
       of Safe Idea Repository - October 5,
                                       2000          3,000,000            300
 Issuance of common stock for acquisition -
        of Obligation Futures - November 6,
                                       2000          1,000,000            100
 Cancellation of common stock - acquisition

            of Obligation Futures cancelled        (1,000,000)          (100)
 Cancellation of common stock - acquisition

          of Safe Idea Repository cancelled        (3,000,000)          (300)

         Contribution to capital - expenses                  -              -
      Net operating loss for the year ended

                          December 31, 2000                  -              -
      Net operating loss for the year ended

                          December 31, 2001                  -              -
    Issuance of common stock for services -

                             March 20, 2002          2,000,006            200

  Contribution to capital - payment of debt                  -              -
      Net operating loss for the year ended

                          December 31, 2002                  -              -
      Net operating loss for the year ended

                          December 31, 2003                  -              -
                                               ----------------    -----------
                  Balance December 31, 2003
                                                     8,000,015            800

     Issuance of common stock for license -

                         September 27, 2004          3,000,000            300
        Issuance of common stock for cash -

                         Septmeber 30, 2004            490,000             49
    Issuance of common stock for services -

                         September 30, 2004             60,000              6
     Net operating loss for the nine months

                   ended September 30, 2004                  -              -


                 Balance September 30, 2004         11,550,015       $  1,155
                                               ================    ===========














                                                  Captial in
                                                    Excess        Accumulated
                                               -------------------------------
                                                  of Par Value       Deficit
                                               ----------------    -----------
Balance March 20, 1996 (date of inception)
                                                               $              $
                                                               -              -
Issuance of common stock for cash -

March 20, 1996                                             2,250              -
Net operating loss for the period ended

December 31, 1996                                              -         (2,500)
Issuance of common stock for services -

October 30, 1999                                               -              -
Net operating income for the year

ended December 31, 1999                                        -            (50)
Issuance of common stock for services -

March 20, 2000                                                 -              -
Issuance of common stock for acquisition -
of Safe Idea Repository - October 5,
                                              2000         5,310              -
Issuance of common stock for acquisition -
of Obligation Futures - November 6,
                                              2000       200,212              -
Cancellation of common stock - acquisition

of Obligation Futures cancelled                              100              -
Cancellation of common stock - acquisition

of Safe Idea Repository cancelled                            300              -

Contribution to capital - expenses                         6,905              -
Net operating loss for the year ended

December 31, 2000                                              -       (231,305)
Net operating loss for the year ended

December 31, 2001                                              -         (9,951)
Issuance of common stock for services -

March 20, 2002                                               400              -

Contribution to capital - payment of debt                 23,129              -
Net operating loss for the year ended

December 31, 2002                                              -           (600)
Net operating loss for the year ended

December 31, 2003                                              -              -
                                                ---------------- --------------
Balance December 31, 2003
                                                         238,606       (244,406)

Issuance of common stock for license -

September 27, 2004                                        14,700              -
Issuance of common stock for cash -

Septmeber 30, 2004                                       244,951              -
Issuance of common stock for services -

September 30, 2004                                           294              -
Net operating loss for the nine months

ended September 30, 2004                                       -           (360)


Balance September 30, 2004                             $ 498,551      $(244,766)
                                                ================ ==============



The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Nine Months Ended September 30, 2004 and 2003 and the
         Period March 20, 1996 (Date of Inception) to September 30, 2004



                                                 Sept 30   Sept 30  March 20,
                                                   2004      2003     1996
                                                                    to Sept 30,
                                                                      2004

CASH FLOWS FROM
OPERATING ACTIVITIES

                                                                 $            $
Net Loss                                                (360)    -   $(244,766)

Adjustments to reconcile net loss to
net cash provided by operating
activities.


Amortization                                               -     -        1,667

Domain name write off                                      -     -        3,333

Good will write off                                        -     -      205,922

Issuance of capital stock
for expenses                                             300     -        1,250

Contributions to capital                                   -     -        6,905

Change of prepaid expense                                  -     -            -

Change in accounts payable                                 -     -       28,129

Translation adjustment                                     -     -            -
                                            -----------------------------------


Net Cash From Operations                                 (60)    -        2,440
                                            -----------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES


Purchase domain name                                       -     -      (5,000)
                                            -----------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES


Proceeds from issuance of common stock               245,000     -      247,500
                                            -----------------------------------


Net Increase (Decrease) in Cash                      244,940     -      244,940


Cash at Beginning of Period                                -     -            -
                                            -----------------------------------


                                                                              $
Cash at End of Period                              $ 244,940     -    $ 244,940

ACHEDULE OF NON CASH OPERATING
ACTIVITIES

Issuance of 16,500,000 shares of
common stock for services - 1991 to 2001                              $     950
                                                           --------------------
Contribution to capital - 2000 to 2002                                    6,905
                                                           --------------------
Issuance of 60,000 shares of common
stock for services - 2004
                                                                            300



The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004



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

Financial Instruments

The carrying amounts of financial instruments, including cash and a note payable, are considered by management to be their estimated fair values, due to the short term duration of these instruments.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2004



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

On June 30, 2004, the Company had a net operating loss available for carry forward of $244,766. The tax benefit of approximately $73,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2023.

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

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2004



3.  ACQUISTION OF LICENSE AGREEMENT

On September 29, 2004 the Company acquired an exclusive, perpetual license to distribute technologies harnessing a passive fire control coating material with the trademark name "Wetwool" to include the territories of the United States and Canada in exchange for 3,000,000 common shares of the Company.

The license is estimated to have an economic useful life of five years.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer/Director and a control shareholder have acquired 26% of the company outstanding stock and have a no interest, demand note payable due them of $5,000. The note can be converted to common stock at any time at the option of the holder, however, there is no price per share specified.

5.  CAPITAL STOCK

On September 29, 2004 the Company issued 3,000,000 restricted common shares for the acquisition of a license agreement (note 3) and on September 30, 2004 490,000 shares of restricted common stock was issued in a private placement transaction for $245,000. Also, on September 30, 2004, 60,000 shares of restricted common stock was issued to officers and directors in exchange for services rendered to the company.

During 2001 the Company completed a forward stock split of three shares for each outstanding share.

On September 28, 2004 the Company completed a reverse common stock split of three shares of outstanding stock for one share. This report has been prepared showing after stock split shares from inception.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Plan of Operations

The Company had no income for the current quarter and had administrative expenses of $300.00.

Results of Operations

Comparison of the quarter ended September 30, 2004 to the quarter ended September 30, 2003

The Company had expenses of $360 for this quarter and no income or expense for the same quarter last year.

 Liquidity and Capital Resources

The Company has $244,940 in cash from a private placement sale of its capital stock and a note payable of $5,000.


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

--------------------------------------------------------------------------------

I, David Campbell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Safe Idea, Inc.; on Form 10-QSB for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Safe Idea, Inc..

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