Form 10KSB
period 2004-12-31
SAFE IDEA INC
filed 2005-03-03
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x ) ANNUAL REPORT PURSUANT TO SECTION 13 (a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended December 31, 2004
                                   --------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 (a) OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from                        to
                                        ----------------------    ------------

         Commission File number              000-29553
                                ----------------------------------------

                                 SAFE IDEA, INC,
               (Exact name of registrant as specified in charter)


              Nevada                                            88-0492640

State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
 or organization

              2000 Thrasher Drive, Lake Havasu City, Arizona 86404
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code       1-770-519-0208
                                               ------------------------------

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
                                                           -----------

The aggregate market value of the issuer's voting stock held as of December 31, 2004, by non-affiliates of the issuer based on the closing daily price as quoted on the NQB Pink Sheets was represented by 8,490,015 shares @$.08 per share of common stock, as per NQB Semi Annual Stock Summary, January 2005

As of December 31, 2004, the registrant had 11,550,015 shares of common stock issued and outstanding.
  Transitional Small Business          Disclosure Format.       Yes [x ] No [ ]
Documents incorporated by reference: None.

                                TABLE OF CONTENTS


PART I

ITEM 1.        DESCRIPTION OF BUSINESS                                         3

ITEM 2.        DESCRIPTION OF PROPERTIES                                       5

ITEM 3.        LEGAL PROCEEDINGS                                               5

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS             5-6


PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        6


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     6-7

ITEM 7.        FINANCIAL STATEMENTS                                         8-15

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                    16-18


PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONs;
               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT           8-19

ITEM 10.       EXECUTIVE COMPENSATION                                     19-20

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                                20

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 20


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K                               20

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

In June 2004, new management was installed as officers and directors of the Corporation. The Company's new management was desirous developing a business operation in the direction that would add benefit to the Company.

On September 28, 2004, the Company reverse split its shares of common stock on a three for one basis leaving 8,000,015 shares of common stock issued and outstanding.

On September 29, 2004, the Company issued 3,000,000 shares of common stock to Cease-Fire Technologies, Pty. Ltd., a private Australian corporation in exchange for a license to distribute technologies harnessing a passive fire control coating material with the trademark name "Wetwool" to include the territories of the United States and Canada. The license agreement is estimated to have an economic useful life of five years.

Examples of products and technologies developed by Cease-Fire Technologies include intumescent paint for safety applications, fire retardant clear coating for timber, wildfire emergency erect curtain, fabric fire retardants, and passive fire retardant coating for any porous surface.

Wetwool is a proprietary, trademarked, non-woven wool fabric impregnated with super-absorbent polymer crystals. Advantages of Wetwool fabric are as follows:

(a) relatively light and easy to handle when dry; (b) provides extremely efficient shield against radiant heat; (c) easy to wet, retains moisture far better than other fabrics; (d) is relatively hardy against direct flame impingement; and (e) very heavy when wet down which helps keep it in place in the presence of strong wind fires.

Practical applications include:

(a) protective gear and applications for fire fighters;
(b) protective tarps for property, vehicles or anything that requires protection against fire; (c) protective personal items such as wildfire ponchos; and (d) protective barriers against embers.

Typically, in any wild fire, the single most dangerous aspect is the effect of the embers, not the fire itself.

Embers are burning debris that is pushed up in air in the plume of the fire (the stack of hot air from rising up) and can drift several kilometers in the direction of the wind. Almost all houses that burn down in wild fires are ignited by embers, not by the fire itself. A fire moves fast, as when it consumes the fuel that is available, it has to advance. The average time of a firefront to pass is only 4 to 5 minutes, but the ember attack can last for up to 2 - 3 hours before and after the fire.

The second most dangerous aspect in any fire is radiant heat. Radiant heat is the heat that one can feel with one's skin when a heater is turned on. In wild fires, especially extreme ones, radiant heat load is so high that it can roast a man alive in seconds from a distance of tens of meters. Firefighters who die on duty are often killed because they were caught in a fire-overpass inside their fire fighting trucks. Glass in those trucks do not stop radiant heat, and as the heat comes through, the windows melt the moldings of the trucks. As the melting occurs, toxic vapors are released and many firefighters suffocate to death (as opposed to being burnt) inside their vehicles. Wetwool engineered covers for fire fighting trucks and equipment are intended to provide an efficient shield against radiant heat and will tolerate short direct flame impingement, thus protecting fire fighting equipment and staff against the real danger of being caught in a fire-corridor.

Safe Idea, Inc. intends to utilize the Wetwool fire and radiant heat protective applications to initially develop covers for fire fighting trucks and equipment. Other applications will also be explored by Safe Idea, Inc.

On September 30, 2004, the Company issued 490,000 shares of common restricted Stock to non affiliate third parties for a cash infusion of $245,000. On September 30, 2004, the Company issued 60,000 shares of its common restricted stock to the Company's officers and directors for officers and directors services.

As of December 31, 2004, the Company's operation includes discussions with distributors of the Company's products and the Company is pursuing its plans to utilize "Wetwool" fabric for manufacture of covers on fire fighting trucks and equipment. As of December 31, 2004 there have been no sales of the Company's products as yet.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On September 14, 2004, the Company had a shareholders meeting and 22,100,000 shares of common stock out of 24,000,015 shares of common stock (92.08%) voted to reverse split the shares of common stock on a three for one basis, which was effective as of September 28, 2004.


                  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

The Company's common stock is currently listed and trading on the National Quotations Bureau, Pink Sheets. As of December 31, 2004, the Company had 27 shareholders holding 11,550,015 shares of common stock. The Company has never declared a dividend on its shares of common stock.

Recent Sales of Unregistered Securities

On September 29, 2004, there were 3,000,000 shares of the Company's common, restricted stock issued in exchange for the license rights to the technologies harnessing a passive fire control coating material "Wetwool" for the territories in North America.

On September 30, 2004, there were 490,000 shares of common, restricted stock issued to non affiliate third parties for a cash investment of $245,000.

On September 30, 2004, there were 60,000 shares of common, restricted stock issued to the Company's officers and directors for officers and directors services.


                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

General

The Company has been in the development stage since inception and has been engaged in providing a repository of information and an interactive forum and a comprehensive directory of services catering to entrepreneurs where they can publish their business plans and share their ideas in a collaborative environment. During 2001, 2002 and 2003, the company abandoned its activity and has been inactive until June 2004.

In June 2004, new management was installed and the Company was desirous developing a business operation in the direction that would add benefit to the Company.

On September 29, 2004, the Company issued 3,000,000 shares of common stock to Cease-Fire Technologies, Pty. Ltd., a private Australian corporation in exchange for a license to distribute technologies harnessing a passive fire control coating material with the trademark name "Wetwool" to include the territories of the United States and Canada. The license agreement is estimated to have an economic useful life of five years.

Examples of products and technologies developed by Cease-Fire Technologies include intumescent paint for safety applications, fire retardant clear coating for timber, wildfire emergency erect curtain, fabric fire retardants, and passive fire retardant coating for any porous surface.

Wetwool is a proprietary, trademarked, non-woven wool fabric impregnated with super-absorbent polymer crystals. Advantages of Wetwool fabric are as follows:


Liquidity and Capital Resources


During the fiscal year ended December 31, 2004, the Company's operation includes discussions with distributors of the Company's products and the Company is pursuing its plans to utilize "Wetwool" fabric for manufacture of covers on fire fighting trucks and equipment. As of December 31, 2004 there have been no sales of the Company's products as yet. There is no revenue to present and minimal expenses incurred by the Company.

The Company has limited operating history. The Company can only estimate the future needs for capital based on the current status of the Company's operations, its current plans and current economic condition. The Company expects to extend the due date of its note payable until the demand note is presented for payment or conversion. The Company believes that the cash balance in the Company at present will be sufficient for the operations of the Company for the next twelve months.

Results of Operations

Comparison of the year ended December 31, 2004 and the year ended December 31, 2003

The Company had no income and expense of $9,257 for the year ended December 31, 2004 compared with no income and expenses for the year ended December 31, 2003.

Comparison of the year ended December 31, 2003 and the year ended December 31,
 2002

The Company had no income or expense for the year ended December 31, 2003. The Company had no income and expenses of $600 for the year ended December 31, 2002.

 ITEM 7. FINANCIAL STATEMENTS

MADSEN & ASSOCIATES, CPA's Inc.                     684 East Vine St, Suite 3
-------------------------------
Certified Public Accountants
and Business Consultants                            Murray, Utah 84107
                                                    Telephone 801 268-2632
                                                    Fax 801-262-3978

Board of Directors
Safe Idea, Inc.
Lake Havasu City, Arizona

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Safe Idea, Inc. (development stage company) at December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003, and the period March 20, 1996 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Idea, Inc. at December 31, 2004, and the results of operations, and cash flows for the years ended December 31, 2004 and 2003, and the period March 20, 1996 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.




Salt Lake City, Utah
March 2, 2005                        s/Madsen & Associates, CPA's Inc.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2004
ASSETS
CURRENT ASSETS

Cash
                                                                       $ 234,823


Total Current Assets                                                    234,823

LICENSE - net of amortization                                            14,250

                                                                       $249,073

                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable                                                          9,258
Note payable - related parties                                        $   5,000
                                                                     ----------

Total Current Liabilities
                                                                         14,258

STOCKHOLDERS' DEFICIENCY

Common Stock
50,000,000 shares authorized at $.0001 par value;
11,550,015 shares issued and outstanding                                  1,155
Capital in excess of par value                                          498,551
Deficit accumulated during the development stage                       (264,891)
                                                                    -----------

Total Stockholders' Equity                                               234,815
                                                                     ----------

                                                                        $249,073




The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                   STATEMENT OF OPERATIONS For the Years Ended
                     December 31, 2004 and December 31, 2003
     and the Period March 20, 1996 (Date of Inception) to December 31, 2004

                                   Dec 31, 2004   Dec 31, 2003  Mar 20, 1996 to
                                                                    Dec 31, 2004


REVENUES
                                              -               -               -

EXPENSES
Administration                           19,829               -          53,314
Amortization
                                            750               -           2,417
                             --------------------------------------------------

NET LOSS - before other
income and expenses
                                        (20,579)              -         (55,731)
                             ==================================================


OTHER EXPENSES
Interest income                              95               -              95
Domain name write off                         -               -          (3,333)
Goodwill write off                            -               -        (205,922)

                             --------------------------------------------------

NET LOSS                              $ (20,484)         $    -       $(264,891)

                             ==================================================

NET LOSS PER COMMON
SHARE (stated in 1,000')


Basic and diluted
                                     $      -            $  -


AVERAGE OUTSTANDING
SHARES

Basic                                     8,888           8,000
Diluted                                  13,888          13,000






The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Period March 20, 1996 (Date of Inception) to December 31, 2004

                                                    Common Stock

                                                      --------------------------
                                                 Shares            Amount

                                          ---------------   -------------
Balance March 20, 1996
(date of inception)                                 $   -          $    -

Issuance of common stock for cash -
March 20, 1996                                  2,500,009             250

Net operating loss for the period ended
December 31, 1996                                  -
                                                                        -
Issuance of common stock for services -
October 30, 1999                                  500,000              50

Net operating income for the year
ended December 31, 1999                                 -               -

Issuance of common stock for services -
- March 20, 2000                                3,000,000             300

Issuance of common stock for acquisition -
of Safe Idea Repository
October 5, 2000                                 3,000,000             300

Issuance of common stock for acquisition -
of Obligation Futures
November 6,2000                                 1,000,000             100

Cancellation of common stock - acquisition
of Obligation
Futures cancelled                              (1,000,000)           (100)

Cancellation of common stock - acquisition
of Safe Idea
Repository cancelled                           (3,000,000)           (300)

Contribution to capital - expenses                 -
                                                                        -
Net operating loss for the year ended
December 31, 2000                                       -               -

Net operating loss for the year ended
December 31, 2001                                       -               -

Issuance of common stock for services -
March 20, 2002                                  2,000,006             200

Contribution to capital - payment of debt               -               -

Net operating loss for the year ended
December 31, 2002                                       -               -
Net operating loss for the year ended
December 31, 2003                                       -               -

                                          ---------------   -------------

Balance December 31, 2003                       8,000,015             800

Issuance of common stock for
license September 27, 2004                      3,000,000             300

Issuance of common stock for cash
September 30, 2004                                490,000              49

Issuance of common stock for
services September 30, 2004                        60,000               6

net operating loss for the year
ended December 31, 2004                                 -               -

Balance December 31, 2004                      11,550,015           1,155





                                                        Capital
                                                        Excess of   Accumulated
                                                        Par Value      Deficit


Balance March 20, 1996
(date of inception)                                      $     -              -

Issuance of common stock for cash -
March 20, 1996                                             2,250              -

Net operating loss for the period ended
December 31, 1996                                              -              -

Issuance of common stock for services -
October 30, 1999                                               -              -

Net operating income for the year
ended December 31, 1999                                       -             (50)
Issuance of common stock for services -
- March 20, 2000                                               -              -

Issuance of common stock for acquisition -
of Safe Idea Repository
October 5, 2000                                            5,310              -

Issuance of common stock for acquisition -
of Obligation Futures
November 6,2000                                          200,012              -

Cancellation of common stock - acquisition
of Obligation
Futures cancelled                                            100              -

Cancellation of common stock - acquisition
of Safe Idea
Repository cancelled                                         300              -

Contribution to capital - expenses                         6,905              -

Net operating loss for the year ended
December 31, 2000                                              -       (231,305)

Net operating loss for the year ended
December 31, 2001                                              -         (9,952)

Issuance of common stock for services -
March 20, 2002                                               400              -

Contribution to capital - payment of debt                 23,129              -

Net operating loss for the year ended
December 31, 2002                                              -           (600)
Net operating loss for the year ended
December 31, 2003                                              -              -

                                                    ------------ --------------

Balance December 31, 2003                                238,606       (244,407)

Issuance of common stock for
license September 27, 2004                                14,700              -

Issuance of common stock for cash
September 30, 2004                                       244,951              -

Issuance of common stock for
services September 30, 2004                                  294              -

net operating loss for the year
ended December 31, 2004                                        -        (20,484)

Balance December 31, 2004                                498,551       (264,891)






The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Years Ended December 31, 2004 and 2003 and the
         Period March 20, 1996 (Date of Inception) to December 31, 2004

                                         Dec 31          Dec 31  March 20, 1996
                                          2004           2003       to Dec 31,
                                                                        2004
                                    ------------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                                 $ (20,484)           -    $(264,891)


Adjustments to reconcile
net loss to net cash provided by
operating activities.

Amortization
                                               750            -        2,417
Domain name write off
                                                 -            -        3,333
Good will write off
                                                 -            -      205,922
Issuance of capital stock for expenses
                                               300            -        1,250
Contributions to capital
                                                 -            -        6,905

Change in prepaid expense                        -            -            -

Change in accounts payable                   9,257            -       37,387
                                  ------------------------------------------

Net Cash From Operations
                                           (10,177)           -       (7,677)
                                  ------------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase domain name
                                                 -            -       (5,000)
                                  ------------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock
                                           245,000            -      247,500
                                  ------------------------------------------

Net Increase (Decrease) in Cash
                                           234,823            -      234,823

Cash at Beginning of Period
                                                 -            -            -
                                  ------------------------------------------

Cash at End of Period
                                         $ 234,823            $    $ 234,823


ACHEDULE OF NON CASH OPERATING
ACTIVITIES

Issuance of 16,500,000 shares
of common stock for services
1991 to 2004
                                                                       $   1,250
                                                           -----------------
Contribution to capital - 2000 to 2004
                                                                           6,905
                                                           -----------------

The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004



1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on March 20, 1996 with authorized common stock of 25,000 shares with no par with the name of "Shell, Inc.". On October 27, 2000, the Company made a name change to "Safe Idea, Inc." as part of a change in the authorized common capital stock to 50,000,000 shares with a par value of $.0001.

During 2001 the Company completed a forward stock split of three shares for each outstanding share. This report shows the effect of the stock split from inception with a par value of $.001.

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

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004



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

On December 31, 2004, the Company had a net operating loss available for carry forward of $264,891. The tax benefit of approximately $79,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward expires beginning in the years 2017 through 2025.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

 Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2004



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUSITION OF LICENSE AGREEMENT

On September 29, 2004 the Company acquired an exclusive, perpetual license to manufacture and distribute a passive fire control material with the trademark name "Wetwool" to include the territories of the United States and canada in exchange for 3,000,000 common shares of the Company.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and control shareholders have acquired 26% of the company outstanding stock and have no interest, demand note payable due them of $5,000. The note can be converted to 5,000,000 common shares at any time at the option of the holder.

5. CAPITAL STOCK

The Company issued the following restricted common shares during 2004.

3,000,000 shares for a license - note 3                 $ 15,000
490,000 shares for cash                                  245,000
60,000 shares for consultants                                300

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

Item 8 (a).

Controls and Procedures. As of the period of this Annual Report on December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of December 31, 2004, includes the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name               Age         Position           Director and/or Officer Since

David Campbell     57      President & Director            June 17, 2004
Carol Allen        58      Secretary & Director            June 17, 2004

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

David Campbell - President and Board Chairman and Director

Mr. Campbell owned and operated a human resource and consulting business, operating in Finland from 1989 to 1998. Since 1998, Mr. Campbell has been working as a sales consultant for various corporations. Mr. Campbell has a BA in Liberal Arts and a Masters in Divinity.

Carol Allen - Secretary and Director

Mrs. Allen holds a degree in Physical Education and is a retired police officer. For the past five years, Mrs. Allen has owned and operating a catering business in Seattle, Washington.


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




                         ITEM 10. EXECUTIVE COMPENSATION


The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three completed fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 2004 the end of the Registrant's last completed fiscal year).

David Campbell - 50,000 shares of restricted common stock Carol Allen - 10,000 shares of restricted common stock

Employment Contracts and Termination of Employment and Change in Control Arrangement

In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control, other than as described above.

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2004, the name and number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 11,550,015 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

Title of                                 Amount and Nature of    Percentage of
-------------------------------------------------------------------------------
Class        Name of Beneficial             Beneficial Ownership      Class____
-------------------------------------------------------------------------------


Common   Cease Fire Technologies, Pty Ltd.                3,000,000    25.97%

Common   David Campbell, President & Director                50,000     .043%

Common   Carol Allen, Secretary & Director                   10,000     .009%


Changes in control

On June 17, 2004 Gina Zapara resigned as Director and President of the Company. There has been a change in control of the Company during the current fiscal year 2004 by the change of officers and directors on June 17, 2004. In September 2004, the Company issued 3,000,000 shares of common, restricted stock to Cease-Fire Technologies, Pty Ltd. in exchange for the exclusive license for the Wetwool products in the United States and Canada. These 3,000,000 shares of common restricted stock represents 25.97% of the Company's issued and outstanding shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The material transactions, or series of similar transactions, during the fiscal year 2004 was that of the issuance of 3,000,000 shares of common restricted stock to Cease-Fire Technologies, Pty. Ltd. in exchange for the license rights to the Wetwool products for the United States and Canada. The Company also issued 490,000 shares of common restricted stock to non affiliate third parties for a cash investment of $245,000. There are no other transactions or proposed transactions, or series of similar transactions, to which we are a party, the amount involved exceeded $60,000 and in which any director, executive officer, any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter had a material interest



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Reports on Form 8-K.

                 None


ITEM 14.  PRINCIPAL ACCOUNTANT'S  FEES  AND  SERVICES

The following is a summary of the fees billed to Safe Idea, Inc. by its principal accountants during the calendar years ended December 31, 2004, 2003 2002:

Fee category                               2004            2003          2002
Audit fees &
Audit-related fees                         $28,000          -0-          -0-
Tax fees
All other fees

Total fees                                 $28,000          -0-          -0-


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


                                 SAFE IDEA, INC.


                               Date: March 2, 2005
                               By /s/  David K. Campbell
                               -----------------------------------------------
                                     President and Director



                               Date: March 2, 2005
                               By /s/ Carol Allen
                              --------------------------------------------
                                     Secretary and Director

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

Dated: March 2, 2005                      Signature: /s/ David K. Campbell
                                                    President and Director

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

Dated: March 2, 2005                       Signature: /s/ Carol Allen
                                                    Secretary and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safe Idea, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Annual Report"), I, David K. Campbell, CEO, President and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that; (1) The Annual Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: March 2, 2005
/s/ David K. Campbell,
President and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safe Idea, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the Annual Report"), I, Carol Allen, CFO, President and Director of the Registrant, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that; (1) The Annual Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: March 2, 2005
/s/ Carol Allen,
Secretary and Director