Form 10QSB
period 2005-03-31
SAFE IDEA INC
filed 2005-05-16
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 ( )TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------   -------------------------
Commission File number                           000-29553
                       --------------------------------------------------
                                 SAFE IDEA, INC.
               (Exact name of registrant as specified in charter)

                       Nevada                                 88-0492640
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

                                  770-519-0208
               Registrant's telephone number, including area code



                         (Former name, former address, and former fiscal year,
if changed since last report.)
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Class                          Outstanding as of March 31, 2005
     -------                       ---------------------------------
     Common  Stock, $0.0001                11,550,015

                                      INDEX

                                                                         Page
                                                                         Number
PART I.

          ITEM 1.
Financial Statements (unaudited)...........................................3

Balance Sheets.............................................................4
December 31, 2004 and March 31, 2005

Statements of Operations
Three months ended March 31, 2005..........................................5

Statements of Cash Flows
Three months ended March 31, 2005..........................................6

Notes to Financial Statements..............................................7-9

ITEM 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations..............................10

ITEM 3.
Controls and Procedures...................................................10


PART II.  Other Information...............................................10-11

Signatures................................................................S-1
Certifications

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

                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at December 31, 2004 and March 31, 2005 and the statements of operations and cash flows for the three months ended March 31, 2005, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                      March 31, 2005 and December 31, 2004



                                                   Mar 31,         Dec 31,
                                                    2005              2004

ASSETS
CURRENT ASSETS

Cash                                                 $ 233,361    $ 234,823


Total Current Assets                                   233,361      234,823


LICENSE - net of amortization                           13,500       14,250


                                                     $ 246,861    $ 249,073

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                     $  10,650    $   9,258
Note payable - related party                             5,000        5,000


Total Current Liabilities                               15,650       14,258


STOCKHOLDERS' EQUITY

Common stock
50,000,000 shares authorized, at $0.0001 par value
11,550,015   shares issued and oustanding               1,155       1,155


Capital in excess of par value                         498,551      498,551

Deficit accumulated during the development stage      (268,495)    (264,891)


Total Stockholders' Equity                             231,211      234,815


                                                     $ 246,861    $ 249,073



                              The accompanying notes are an integral part of
these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
           For the Three Months Ended March 31, 2005 and 2004 and the
    Period March 20, 1996             (Date of Inception) to March 31, 2005





                                Mar 31,         Mar 31     Mar 20, 1996
                                2005            2004         to Mar 31
                                                                2005

REVENUES                           $    -     $     -  $        -

EXPENSES

Administration                      2,854            -      56,168
Amortization                          750            -       3,167
                                   ------     --------    --------

NET LOSS - before other
income and expenses                (3,604)           -     (59,335)

OTHER INCOME AND EXPENSES

Interest income                         -            -          95
Domain name writeoff                    -            -      (3,333)
Goodwill writeoff                       -            -    (205,922)
                               ----------     --------     -------

NET LOSS                        $  (3,604)   $       -   $(268,495)
                                =========     ========     =======



NET LOSS PER COMMON SHARE

Basic and diluted                $      -     $      -
                                              --------    --------


AVERAGE OUTSTANDING SHARES -
(stated in 1,000's)

Basic                              11,550          800

Diluted                            16,550        1,300







                              The accompanying notes are an integral part of
these financial statements.

       SAFE  IDEA,  INC.
   ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
           For the Three Months Ended March 31, 2005 and 2004 and the Period March 20, 1996 (Date of Inception) to March 31, 2005



                                Mar 31,        Mar 31,    Mar 20, 1996 to
                                 2005            2004     Mar 31, 2005

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                        $  (3,604)     $     -   $(268,495)
Adjustments to reconcile
net loss to
net cash provided
by operating
activities

Amortization                          750            -       3,167
Domain name write off                   -            -       3,333
Good will write off                     -            -     205,922
Issuance of capital
stock for expenses                      -            -       1,250
Contributions to capital                -            -       6,905
Change in prepaid expense               -            -           -
Change in accounts payable          1,392            -      38,779

Net Cash From Operations           (1,462)           -      (9,139)
                           ---------------------------   ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase domain name                    -            -      (5,000)
                                 --------     --------    --------

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance
of common stock                         -            -     247,500

Net Increase (Decrease)
in Cash                            (1,462)           -     233,361

Cash at Beginning
of Period                         234,823            -           -
                                ---------      ------- -----------
Cash at End of Period           $ 233,361      $     -   $ 233,361
                                =========      =======    ========

SCHEDULE OF NONCASH OPERATING
ACTIVITIES

Issuance of 5,560,006 shares
of common stock for
services - 1999 to 2004         $   1,250

Contributions to
capital - 2000 to 2002                  -        6,905







The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005



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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values, due to their short term maturities.

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005



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

On March 31, 2005, the Company had a net operating loss available for carry forward of $268,495. The tax benefit of approximately $81,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2026.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

 Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  ACQUISTION OF LICENSE AGREEMENT

On September 29, 2004 the Company acquired an exclusive, perpetual license to manufacture and distribute a passive fire control coating material with the trademark name "Wetwool" to include the territories of the United States and Canada in exchange for 3,000,000 common shares of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Plan of Operations

The Company had no operations for the current quarter. As of March 31, 2005, the Company is actively negotiating with potential manufacturers and distributors of the Company's products. As of March 31, 2005, there have been no agreements entered into with manufactures and distributors of the Company's products and no sales of the Company's product.


Results of Operations

   Comparison of the quarter ended March 31, 2005 to the quarter ended March 31, 2004

The Company had expenses of $3,604 for this quarter and no income or expense for the same quarter last year.

 Liquidity and Capital Resources

The Company has $233,361 in cash from a private placement sale of its capital stock and a note payable of $5,000.

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

                                      None

                            ITEM 5. OTHER INFORMATION


                                      None.



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K to report new management, change in control, new management and. an acquisition of a license agreements. The Company entered into a license agreement to manufacture, market and distribute technologies harnessing a passive fire control coating material with the trademark name "Wetwool" in North America.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAFE IDEA, INC.

                                    By:

                                            David Campbell - Executive Officer
Dated: May 12, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                  Title                     Date
      -------------          --------               -----------
      David Campbell         Pres /Dir               May 12, 2005
      Carol Allen            Sec /Dir                May 12, 2005


David Campbell- Chief Executive Officer and Director
May 12, 2005



Carol Allen - Financial Officer & Director
May 12, 2005