Form 10QSB
period 2005-06-30
SAFE IDEA INC
filed 2005-08-05
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

( X  )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 ( )TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------------------
Commission File number                           000-29553
                       -------------------------------------------------------
                                 SAFE IDEA, INC.
                    ----------------------- ----------------
               (Exact name of registrant as specified in charter)

                       Nevada                              88-0492640
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

                              ____770-519-0208_____
                           --- ----------------------
               Registrant's telephone number, including area code



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

                                      INDEX

                                                                          Page
                                                                         Number
PART I.

          ITEM 1.           Financial Statements (unaudited)...................1

                             Balance Sheets....................................2
                             December 31, 2004, June 30, 2005

                             Statements of Operations
                              Six months ended June 30, 2005...................3

                             Statements of Cash Flows
                              Six months ended June 30, 2005...................4

                            Notes to Financial Statements......................5

          ITEM 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of Operations.....8

             ITEM 3.              Controls and Procedures......................8


PART II.  Other Information 19

                            Signatures.....................................S-1
                                     Certifications

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


                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Safe Idea, Inc. (development stage company) at December 31, 2004 and June 30, 2005 and the statements of operations and cash flows for the six months ended June 30, 2005, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                       June 30, 2005 and December 31, 2004



                                                           Jun 30,      Dec 31,
                                                            2005         2004

ASSETS
CURRENT ASSETS

Cash                                                     $ 232,169    $ 234,823
                                                           -------     --------

Total Current Assets                                      232,169       234,823
                                                          -------       -------

LICENSE - net of amortization                              12,750        14,250
                                                          -------        ------

                                                        $ 244,919     $ 249,073
                                                         ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                        $  11,576     $   9,258
Note payable
                                                                              -
                                                            5,000         5,000
                                                            -----         -----

Total Current Liabilities                                  16,576        14,258
                                                           ------        ------

STOCKHOLDERS' EQUITY

Common stock
50,000,000 shares authorized,
at $0.0001 par value, 11,550,015
shares issued outanding
                                                            1,155         1,155

Capital in excess of par value                            498,551       498,551

Deficit accumulated during the development stage         (271,363)     (264,891)
                            -------------------------------------     ---------

Total Stockholders' Equity                                228,343       234,815
                                                        ---------       -------


                                                        $ 244,919     $ 249,073
                                                          =======      ========



                    The accompanying notes are an integral part of these financial statements.

                                 SAFE IDEA, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
        For the Three and Six Months Ended June 30, 2005 and 2004 and the
           Period March 20, 1996 (Date of Inception) to June 30, 2005




                                                 Three Months         Six Months
                                                 Jun 30,       Jun 30,   Jun 30,
                                                  2005           2004      2005

REVENUES                                      $    -        $    -        $   -

EXPENSES

Amortization - license agreement                 750             -        1,500
Administrative                                 2,118             -        4,972
                                             -------      --------      -------



NET LOSS - before other expenses              (2,868)            -       (6,472)
                                                                              (

OTHER INCOME AND EXPENSES

Interest income                                    -             -            -
Domain name expensed                               -             -            -
Goodwill expensed                                  -             -            -


NET LOSS                                    $ (2,868)    $       -     $ (6,472)
                                             =======      =====================



NET PROFIT (LOSS) PER COMMON
SHARE

Basic                                      $       -      $      -     $      -
                                            --------  ------------  -----------

AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)

Basic                                         11,550           800       11,550

Diluted                                       16,550         1,300       16,550
                                                           --------------------







                                                     Six Months  March 20, 1996
                                                      June 30     to June 30
                                                      2004           2005



REVENUES                                                $     -        $      -

EXPENSES

Amortization - license agreement                              -           3,917
Administrative                                                -          58,286


NET LOSS - before other expenses                              -         (62,203)

OTHER INCOME AND EXPENSES

Interest income                                               -              95
Domain name expensed                                          -          (3,333)
Goodwill expensed                                             -        (205,922)


NET LOSS                                               $      -       $(271,363)



NET PROFIT (LOSS) PER COMMON
SHARE

Basic                                                 $       -


AVERAGE OUTSTANDING
SHARES - (stated in 1,000's)

Basic                                                       800

Diluted                                                   1,300








    The accompanying notes are an integral part of these financial statements

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Six Months Ended June 30, 2005 and 2004 and the
           Period March 20, 1996 (Date of Inception) to June 30, 2005


                                        June 30       June 30    March 20, 1996
                                         2005          2004     to June 30, 2005
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                $  (6,472)       $     -      $(271,363)
Adjustments to reconcile
net loss to
net cash provided
by operating
activities

Amortization                                1,500              -          3,917
Domain name
write off                                       -              -          3,333
Good will
write off                                       -              -        205,922
Issuance of capital
stock for expenses                              -              -          1,250
Contributions to capital                        -              -          6,905
Change in accounts
payable                                     2,318              -         39,705

Net Cash From
Operations                                 (2,654)             -        (10,331)
                                     ---------------------------     ----------

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase domain
name                                            -              -         (5,000)
                                         --------       --------       --------

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance
of common stock                                 -              -        247,500
                                         --------       --------        -------

Net Increase (Decrease)
in Cash                                    (2,654)             -        232,169

Cash at Beginning of Period               234,823              -              -
                                        ---------        -------    -----------

Cash at End of Period                   $ 232,169        $     -      $ 232,169
                                        =========        =======       ========



SCHEDULE OF NONCASH OPERATING   ACTIVITIES

     Issuance of 5,560,006 shares of
common stock for services - 1999 to 2004            $   1,250

   Contributions to capital - 2000 to 2002              6,905



              The accompanying notes are an integral part of these
                             financial statements.

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005



1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on March 20, 1996 with authorized common stock of 25,000 shares with no par with the name of "Shell, Inc,." On October 27, 2000 made a name change to "Safe Idea, Inc." as part of a change in the authorized common capital stock to 50,000,000 shares with a par value of $.0001.

The company has been in the development stage since inception and has been engaged in providing a repository of information and an interactive forum and a comprehensive directory of services catering to entrepreneurs where they can publish their business plans and share their ideas in a collaborative environment. During 2001 the company abandoned its activity and on June 30, 2005 had no operations, however, the Company entered into a license agreement, as outlined in note 3, and issued 490,000 common shares for $245,000, in a private placement, to pursue its interest in the license.

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

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2005



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

On June 30, 2005, the Company had a net operating loss available for carry forward of $271,363. The tax benefit of approximately $84,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2026.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

 Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

                                 SAFE IDEA, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2005



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

4.  NOTE PAYABLE

The Company has an outstanding no interest, demand, note payable due of $5,000. The note can be converted to 5,000,000 common shares at any time at the option of the holder.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and a control shareholder have acquired 26% of the company outstanding stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Plan of Operations

The Company had no operations for the current quarter. As of June 30, 2005, the Company is actively negotiating with potential manufacturers and distributors of the Company's products. As of June 30, 2005, there have been no agreements entered into with manufacturers and distributors of the Company's products and no sales of the Company's product.


Results of Operations

   Comparison of the quarter ended June 30, 2005 to the quarter ended June 30, 2004

The Company had no income and expenses of $2868 for this quarter and no income or expense for the same quarter last year.

 Liquidity and Capital Resources

The Company has $232,169 in cash from a private placement sale of its capital stock and a note payable of $5,000.

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



                                      None

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                            ITEM 5. OTHER INFORMATION

The Company filed a Form 3 on April 28, 2005 to report beneficial ownership of 3,000,000 shares of the 11,550,015 issued and outstanding shares of common stock (25.97%) of the Company. The holder of these 3,000,000 shares is Cease Fire Technologies, Inc., the licensor for the manufacturing, marketing and distribution of technologies harnessing a passive fire control coating material with the trademark name "Wetwool" in North America.



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAFE IDEA, INC.

                                    By:

                       David Campbell - Executive Officer
Dated: August 4, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                           Title                          Date
      -------------          --------               -----------
      David Campbell         Pres /Dir                  August 4, 2005
      Carol Allen                 Sec /Dir              August 4, 2005



David Campbell- Chief Executive Officer and Director
August 4, 2005



Carol Allen - Financial Officer & Director
August 4, 2005