Form 10QSB
period 2005-09-30
SAFE IDEA INC
filed 2005-11-14
CIK 1105309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

( X )QUARTERLY REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005 ( )TRANSITION REPORT PURSUANT TO SECTION 13(a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
---------     ----------------------------------------
Commission File number 000-29553

-----------------------------------------------------------
                                 SAFE IDEA, INC.
               (Exact name of registrant as specified in charter)

Nevada                                     88-0492640
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)             Identification No.)

2000 Thrasher Drive, Lake Havasu City, Arizona           86404
(Address of principal executive offices)            (Zip Code)
                                  770-519-0208
               Registrant's telephone number, including area code

                                                            Not applicable
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                        Outstanding as of September 30, 2005
------                       ------------------------------------
Common Stock, $0.0001        11,550,015

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Balance Sheets September 30, 2005 and December 31, 2004

Statements of Operations Three and nine months ended September 30, 2005 and 2004

Statements of Cash Flows Nine months ended September 30, 2005 and 2004

Notes to Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

SIGNATURES.       .........

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                SAFE IDEA, INC.




                          (Development Stage Company)
                                 BALANCE SHEETS
                                  (unaudited)
                   September 30, 2005, and December 31, 2004
                                                  September 30,    December 31,
                                                    2005              2004

ASSETS
CURRENT ASSETS

Cash                                                    $ 227,781     $ 234,823
                                                  -----------------------------


Total Current Assets                                      227,781       234,823

OTHER ASSETS


License                                                    12,000        14,250
                                                  -----------------------------

Total Assets                                            $ 239,781     $ 249,073
                                                  -----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - related parties                      $  11,576     $   9,258
Note payable                                                5,000         5,000
                                                  -----------------------------


Total Current Liabilities                                  16,576        14,258
                                                  -----------------------------

STOCKHOLDERS' EQUITY

Common Stock
50,000,000 shares authorized
at $.0001 par value;

11,550,015 shares issued and outstanding                    1,155         1,155

Capital in excess of par value                            498,551       498,551

Deficit accumulated during the development stage         (276,501)     (264,891)
                                                  -----------------------------


Total Stockholders' Equity                                223,205       234,815
                                                  -----------------------------


Total Liabilities and Stockholders' Equity              $ 239,781     $ 249,073
                                                  -----------------------------



The accompanying notes are an integral part of these financial statements.

                                SAFE IDEA, INC.
                          (Development Stage Company)
                            STATEMENT OF OPERATIONS
                                  (unaudited)
For the Three and Nine Months Ended September 30, 2005, and 2004 and the Period
            March 20, 1996 (date of Inception) to September 30, 2005
                                                    Three Months
                                          Sept 30, 2005       Sept 30, 2004
                                         -----------------    ---------------



EXPENSES
       Administrative                               4,388                360
       Amortization                                   750                  -
                                         -----------------    ---------------

                                                    5,138                360
                                         -----------------    ---------------


Net loss before other                             (5,138)              (360)
OTHER
       Interest Income                                  -                  -
       Domain name expensed                             -                  -
       Goodwill expensed                                -                  -
                                         -----------------    ---------------
                                         -----------------    ---------------

NET LOSS                                          (5,138)              (360)
                                         -----------------    ---------------

NET PROFIT (LOSS) PER
COMMON SHARE

                               Basic             $   0.00             0.00

AVERAGE OUTSTANDING
SHARES

                               Basic           11,550,015          8,000,000





                                                        Nine Months
                                                Sept. 30            Sept. 30
                                                2005                  2004


EXPENSES
Administrative                                       9,360                  360
Amortization                                         2,250                    -
                                         -----------------      ---------------

                                                    11,610                  360
                                            --------------      ---------------


Net loss before other                              (11,610)                (360)
OTHER
Interest Income                                          -                    -
Domain name expensed                                     -                    -
Goodwill expensed                                        -                    -
                                         -----------------      ---------------
                                         -----------------      ---------------

NET LOSS                                           (11,610)                (360)
                                         -----------------      ---------------

NET PROFIT (LOSS) PER
COMMON SHARE

Basic                                          $      0.00                 0.00

AVERAGE OUTSTANDING
SHARES

Basic                                           11,550,015            8,000,000






                                                                    March 20
                                                                      1996
                                                                   to Sept. 30
                                                                      2005


EXPENSES
Administrative                                                           62,674
Amortization                                                              4,667
                                                              -----------------
                                                                         67,341

                                                              -----------------


Net loss before other                                                   (67,341)
OTHER
Interest Income                                                              95
Domain name expensed                                                     (3,333)
Goodwill expensed                                                      (205,922)
                                                              -----------------
                                                              -----------------

NET LOSS                                                               (276,501)
                                                              -----------------

NET PROFIT (LOSS) PER
COMMON SHARE

Basic

AVERAGE OUTSTANDING
SHARES

Basic



The accompanying notes are an integral part of these financial statements.

                                SAFE IDEA, INC.
                          (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)
        Period March 20, 1996 (Date of Inception) to September 30, 2005




                                                        Common Stock
                                               -------------------------------
                                                    Shares           Amount
                                               ----------------    -----------
Balance March 20, 1996 (date of inception)                $  -          $   -
Issuance of common stock for cash -

                             March 20, 1996          2,500,009            250
        December 31, 1996 loss for the year                  -              -
      Issuance of common stock for services

                           October 30, 1999            500,000             50
        December 31, 1999 loss for the year                  -              -
     Issuance of common stock for services-

                             March 20, 2000          3,000,000            300
   Issuance of common stock for acquisition
       of Safe Idea Repository - October 5,
                                       2000          3,000,000            300
   Issuance of common stock for acquisition
        of Obligation Futures - November 6,
                                       2000          1,000,000            100
 Cancellation of common stock - acquisition

            of Obligation Futures cancelled        (1,000,000)          (100)
 Cancellation of common stock - acquisition

          of Safe Idea Repository cancelled        (3,000,000)          (300)

         Contribution to capital - expenses                  -              -
        December 31, 2000 loss for the year                  -              -
        December 31, 2001 loss for the year                  -              -
      Issuance of common stock for services

                             March 20, 2002          2,000,006            200

  Contribution to capital - payment of debt                  -              -
        December 31, 2002 loss for the year                  -              -
        December 31, 2003 loss for the year                  -              -
                                               ----------------    -----------
                                               ----------------    -----------


                  Balance December 31, 2003          8,000,015            800

       Issuance of common stock for license

                         September 27, 2004          3,000,000            300
          Issuance of common stock for cash

                         September 30, 2004            490,000             49
      Issuance of common stock for services

                         September 30, 2004             60,000              6
        December 31, 2004 loss for the year                  -              -
                                               ----------------    -----------

                  Balance December 31, 2004         11,550,015          1,155

    September 30, 2005 loss for nine months                  -              -
                                               ----------------    -----------
                  Balance September 30,2005         11,550,015         $1,155

                                               ================    ===========






                                             Capital in Excess    Accumulated
                                               of Par Value         Deficit
                                               ----------------    -----------
Balance March 20, 1996 (date of inception)    $      -      $     -
Issuance of common stock for cash -

March 20, 1996                                   2,250            -
December 31, 1996 loss for the year                  -       (2,500)
Issuance of common stock for services

October 30, 1999                                     -            -
December 31, 1999 loss for the year                  -          (50)
Issuance of common stock for services-

March 20, 2000                                       -            -
Issuance of common stock for acquisition
of Safe Idea Repository
October 5, 2000                                  5,310            -

Issuance of common stock for acquisition
of Obligation Futures
November 6, 2000                               200,212            -
Cancellation of common stock - acquisition

of Obligation Futures cancelled                    100            -
Cancellation of common stock - acquisition

of Safe Idea Repository cancelled                  300            -

Contribution to capital - expenses               6,905            -
December 31, 2000 loss for the year                  -     (231,305)
December 31, 2001 loss for the year                  -       (9,951)
Issuance of common stock for services

March 20, 2002                                     400            -

Contribution to capital - payment of debt       23,129            -
December 31, 2002 loss for the year                  -         (600)
December 31, 2003 loss for the year                  -            -
                                      -----------------------------
                                      -----------------------------


Balance December 31, 2003                      238,606     (244,406)

Issuance of common stock for license

September 27, 2004                              14,700            -
Issuance of common stock for cash

September 30, 2004                             244,951            -
Issuance of common stock for services

September 30, 2004                                 294            -
December 31, 2004 loss for the year                  -      (20,485)
                                      -----------------------------

Balance December 31, 2004                      498,551     (264,891)

September 30, 2005 loss for nine months              -      (11,610)
                                      -----------------------------
Balance September 30,2005
                                             $ 498,551    $(276,501)
                                      =============================

The accompanying notes are an integral part of these financial statements.

                                SAFE IDEA, INC.
                          (Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                  (unaudited)
 For the Nine Months Ended September 30, 2005 and 2004 and the Period March 20,
                 1996 (Date of Inception) to September 30, 2005



                                         Sept 30        Sept 30  March 20, 1996
                                           2005          2004   to Sept 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                $ (11,610)   $    (360)   $(276,501)

Adjustments to reconcile
net loss to net cash provided
by operating activities:

Amortization                                2,250            -        4,667

Domain name write off                           -            -        3,333

Good will write off                             -            -      205,922

Issuance of capital s
tock for expenses                               -          300        1,250

Contributions to capital                        -            -        6,905

Change in accounts payable                  2,318            -       39,705
                          -------------------------------------------------
                          -------------------------------------------------


Net Cash From Operations                   (7,042)         (60)     (14,719)
                          -------------------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase domain name                            -            -       (5,000)
                          -------------------------------------------------

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds from
issuance of common stock                        -      245,000      247,500
                          -------------------------------------------------

Net Increase (Decrease)
in Cash                                    (7,042)     244,940      227,781


Cash at Beginning
of Period                                 234,823            -            -
                          -------------------------------------------------

                                                                          $
Cash at End of Period                   $ 227,781      244,940    $ 227,781
                          -------------------------------------------------
                          -------------------------------------------------

SCHEDULE OF NON CASH
OPERATING ACTIVITIES
Issuance of 16,500,000 shares
of common stock for
services - 1991 to 2001                                           $     950
Contribution to
capital - 2000 to 2002                                            $   6,905

Issuance of 60,000 shares of common s
tock for services - 2004                                          $     300


The accompanying notes are an integral part of these financial statements.

                                SAFE IDEA, INC.
                          (Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                         (unaudited) September 30, 2005



1. ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the state of Nevada as Shell, Inc. on March 20, 1996 with authorized common stock of 25,000 shares of no par value. On October 27, 2000 the Company made a name change to "Safe Idea, Inc." and increased its authorized common stock to 50,000,000 common shares with a par value of $.0001.

The company has been in the development stage since inception and has been engaged in providing a repository of information and an interactive forum and a comprehensive directory of services catering to entrepreneurs where they can publish their business plans and share their ideas in a collaborative environment. During 2001 the company abandoned its activity and had no operations UNTIL September 29, 2004 when the Company entered into a license agreement, as outlined in note 3, and issued 490,000 common shares for $245,000, in a private placement, to pursue its interest in the license.

The accompanying balance sheets of Safe Idea, Inc. at September 30, 2005 and December 31, 2004, and the statements of operations and cash flows for the three and nine months ended September 30, 2005 and 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company's Form 10K filed for December 31, 2004.

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

Earnings (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti dilutive and then only the basic per share amounts are shown in the report.

                                SAFE IDEA, INC.
                          (Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                         (unaudited) September 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments
The carrying amounts of financial instruments, including cash and a note payable, are considered by management to be their estimated fair values due to the short term duration of these instruments.

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

On September 30, 2005, the Company had a net operating loss available for carry forward of $276,501. The tax benefit of approximately $75,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward expires beginning in the years 2017 through 2023.

 Revenue Recognition
Revenue will be recognized on the sale and delivery of a product or the completion of a service provided and assurance of payment.

Advertising and Market Development
The company will expense advertising and market development costs as incurred.

Recent Accounting Pronouncements
The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISTION OF LICENSE AGREEMENT

On September 29, 2004 the Company acquired an exclusive, perpetual license to manufacture and distribute a passive fire control coating material with the trademark name "Wetwool" to include the territories of the United States and Canada in exchange for 3,000,000 common shares of the Company valued at $15,000.

The license is estimated to have an economic useful life of five years.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers, directors and a control shareholder have acquired 26% of the Company's outstanding common stock and have a no interest, demand note payable due to a control shareholder of $5,000. The note can be converted to 5,000,000 shares of common stock at any time at the option of that shareholder.

                                SAFE IDEA, INC.
                          (Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                         (unaudited) September 30, 2005

5. CAPITAL STOCK

On September 29, 2004 the Company issued 3,000,000 common shares for the acquisition of a license agreement fairly valued at $15,000 (note 3) and on September 30, 2004 issued 490,000 common shares for $245,000 cash and 60,000 shares for services.

During 2001 the Company completed a forward stock split of three shares for each outstanding share.

On September 28, 2004 the Company completed a reverse common stock split of three shares of outstanding stock for one share. This report has been prepared showing after stock split shares from inception.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

The Company had no operations for the current quarter. As of September 30, 2005 the Company is actively negotiating with potential manufacturers and distributors of the Company's Wetwool products. As of September 30, 2005 there have been no agreements entered into with manufacturers or distributors of the Company's Wetwool products and there have been no sales of the Company's product.

Results of Operations

Comparison of the quarter ended September 30, 2005 to the quarter ended September 30, 2004

The Company had nil income and expenses of $5,138 for this quarter ($11,610 in expenses for the nine months ended September 30, 2005) and nil income and $360 in expenses for the same quarter last year ($360 in expenses for the nine months ended September 30, 2004).

 Liquidity and Capital Resources

The Company has $227,781 in cash from a private placement sale of its capital stock and a note payable of $5,000 for net working capital of $222,781 at September 30, 2005 compared to net working capital of $229,823 at December 31, 2004.


ITEM 3   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures
Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls
There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.


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

SAFE IDEA, INC.

By:       David Campbell - Chief Executive Officer
Dated:  November 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

David Campbell - Chief Executive Officer and Director
November 14, 2005

Carol Allen - Financial Officer & Director
November 14, 2005