Form 10KSB
period 2005-12-31
Bloodhound Search Technologies, Inc.
filed 2006-04-18
CIK 1105309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to _____________.

                        Commission File Number: 000-29553

                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                  88-0492640
     -------------------------------          --------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.
              incorporation)

                       19901 Southwest Freeway, Suite 114
                              Sugar Land, TX 77479
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (281) 207-5436
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) |_| Yes |X| No

The issuer's revenues for its most recent fiscal year was $ 0.

Based on the closing sales price of the Common Stock on April 11, 2006 as reported on http://finance.yahoo.com, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 11, 2006 (a date within the past 60 days) was $4,349,319.04.

The number of shares outstanding of the issuer's class of common stock outstanding as of April 12, 2006 is 9,915,008.

Documents Incorporated By Reference: None

Transitional  Small Business  Issuer  Disclosure  Format (check one):
Yes |_| No |X|.

                                      INDEX

                                                                                                          PAGE
PART I
    Item 1.     Description of business....................................................................1.
    Item 2.     Description of property....................................................................7.
    Item 3.     Legal proceedings..........................................................................7.
    Item 4.     Submission of matters to a vote of security holders........................................7.

PART II
    Item 5.     Market for common equity and related stockholder matters...................................7.
    Item 6.     Management's discussion and analysis or plan of operation..................................9.
    Item 7.     Financial statements.......................................................................9.
    Item 8.     Changes in and disagreements with accountants on accounting and financial disclosure.......9.
    Item 8a.    Controls and procedures...................................................................10.
    Item 8b.    Other information.........................................................................10.

PART III
    Item 9.     Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act ........................................................10.
    Item 10.    Executive compensation....................................................................11.
    Item 11.    Security ownership of certain beneficial owners and management............................13.
    Item 12.    Certain relationships and related transactions............................................13.
    Item 13.    Exhibits..................................................................................14.
    Item 14.    Principal accountant fees and services....................................................15.

SIGNATURES
CERTIFICATIONS

                                     PART I

      This Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading "Item
1. Risk factors related to our business". The Company's actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

      As used in this Form 10-KSB, references to the "Company," "we," "our" or "us" refer to Bloodhound Search Technologies, Inc. unless the context otherwise indicates.

ITEM 1. DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on March 20, 1996 under the name "Shell, Inc." The Company's name was changed to "Safe Idea, Inc." on October 27, 2000 and to "Bloodhound Search Technologies, Inc." on December 20, 2005 to better reflect changes in the business operations in which it intends to engage. On January 17, 2006 the Company reverse split its issued and authorized common shares on a 2:1 basis (two old for one new) resulting in authorized common shares of 25,000,000. As at December 31, 2005 the Company had 11,550,015 pre split or 5,775,008 post split issued common shares. As further discussed below, the Company has acquired two licenses, one for the development of an internet search engine known as "Strategic Information Monitoring System," the other for the distribution of certain products made with a fire retarding fabric known under the trademarked name "Wetwool".

After its inception in 1996, the Company engaged in providing a repository of information, an interactive forum, and a comprehensive directory of services catering to entrepreneurs, enabling such entrepreneurs to publish their business plans and share their ideas in a collaborative environment. During 2001, the company ceased such business operations. Following such cessation of operations, the Company remained inactive until 2004. Since then, the Company has acquired certain licenses, as further discussed below.

Strategic Information Monitoring System License

On January 20, 2006, the Company entered into a License Agreement with Pekka Tolonen, pursuant to which Mr. Tolonen granted to the Company a license to use and sublicense certain software and other materials related to a search engine known as Strategic Information Monitoring System ("SIMS"). SIMS is currently available for sale to the public, and in March 2006, the Company signed agreements with two customers for the sales of SIMS. A second generation version of SIMS is currently under development and is not yet available for sale or use by the public.

SIMS is a type of software program that is commonly known as a search engine. A search engine helps internet users find internet web sites on a given subject. SIMS differs from other internet search engines because it continuously retrieves information from the internet on the subjects in which the user is interested based on keywords supplied by the user. SIMS will have the capability to continuously monitor more than 10,000 news websites or the web sites of the user's preference. SIMS will be able to scan the relevant information sources 24 hours a day. After retrieving the relevant information, SIMS will be able to organize it automatically on a personal portal page that looks like an online news website.

The license permits Bloodhound to use, including sub-license, the licensed materials for the following purposes: (a) the provision of services for the maintenance, support, installation, marketing, distribution, licensing, sublicensing, and customer and technical support of the licensed materials; (b) Bloodhound's internal use; and (c) customization, modification, and additions to the licensed materials. The license is limited to the United States of America, Canada, Australia, China, and Hong Kong.

The license is for a perpetual term and is irrevocable, unless terminated earlier in accordance with the license agreement. The license agreement may be terminated by either party at any time after January 20, 2007 upon 60 days' prior written notice if either (a) certain services of Mr. Tolonen are not utilized by at least ten customers of the Company or (b) the Company is not active in marketing, providing, or selling the services of Mr. Tolonen for a continuous period of more than six months.

In consideration for the license, the Company issued to Mr. Tolonen 1,500,000 shares of the Company's common stock (post split). The shares were offered and issued in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act of 1933, as amended. Mr. Tolonen represented to the Company that he is not a United States person (as defined in Regulation S) or an affiliate (as defined in Rule 501(b) under the Securities Act) of the company and is not acquiring the shares for the account or benefit of a United States person. Mr. Tolonen further represented that at the time of the origination of contact concerning the License Agreement and the date of the execution and delivery of the License Agreement, Mr. Tolonen was outside of the United States.

Wetwool License

On September 29, 2004, the Company acquired from Cease-Fire Technologies, Pty. Ltd., a private Australian corporation, a license to distribute technologies harnessing a passive fire control coating material with the trademark name "Wetwool" to include the territories of the United States and Canada. In consideration therefore, the Company issued 3,000,000 shares of common stock (1,500,000 post split) to Cease-Fire Technologies, Pty. Ltd.

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

Typically, in any wild fire, the single most dangerous aspect is the effect of the embers, not the fire itself. Embers are burning debris that are pushed up in air in the plume of the fire (the stack of hot air from rising up) and can drift several kilometers in the direction of the wind. Almost all houses that burn down in wild fires are ignited by embers and not by the fire itself. A fire moves fast, as when it consumes the fuel that is available, it has to advance. The average time of a firefront to pass is only 4 to 5 minutes, but the ember attack can last for up to 2 - 3 hours before and after the fire.

The second most dangerous aspect in any fire is radiant heat. Radiant heat is the heat that one can feel with one's skin when a heater is turned on. In wild fires, especially extreme ones, radiant heat load is so high that it can roast a man alive in seconds from a distance of tens of meters. Firefighters who die on duty are often killed because they were caught in a fire-overpass inside their fire fighting trucks. Glass in those trucks does not stop radiant heat, and as the heat comes through, the windows melt the moldings of the trucks. As the melting occurs, toxic vapors are released and many firefighters suffocate to death (as opposed to being burnt) inside their vehicles. Wetwool engineered covers for fire fighting trucks and equipment are intended to provide an efficient shield against radiant heat and will tolerate short direct flame impingement, thus protecting fire fighting equipment and staff against the real danger of being caught in a fire-corridor.

The Company intends to utilize the Wetwool fire and radiant heat protective applications to initially develop covers for fire fighting trucks and equipment. Other applications will also be explored by the Company.

On March 8, 2005, this exclusive license came into full force and effect upon delivery of the "Wetwool" coating material with its proprietary specifications and manufacturing know-how by Cease-Fire Technologies, Pty. Ltd., and the 3,000,000 shares of common stock (1,500,000 post split) under the provisions of the Act to Cease-Fire Technologies, Pty. Ltd. were thereby ratified to be validly issued. Since the acquisition of the license, the Company has been researching various manufacturing and marketing groups to gather information to implement the Company's business plan. To date, the Company has not consummated any agreements with manufacturers and marketing groups and has had no sales to date.

Stock Splits

On January 17, 2006, the Company reverse split its shares of common stock, and all issued and outstanding shares were automatically consolidated at the rate of one for two. The Company had undergone several stock splits previously. On September 28, 2004, the Company reverse split its shares of common stock on a three for one basis. On April 5, 2001, the Company completed a forward stock split of three shares for each outstanding share.

C. EMPLOYEES

The Company has two full-time employees and one part-time employee at this time.

D. RISK FACTORS ASSOCIATED WITH THE COMPANY AND ITS BUSINESS

The following risks relate specifically to the Company's business and should be considered carefully. The Company's business, financial condition and results of operations could be materially and adversely affected by any of the following risks:

LIMITED OPERATING HISTORY

The limited operating history of the Company makes an evaluation of their business and the forecasting of the Company's future results difficult. The Company has only a limited operating history upon which an evaluation of their business and the Company's prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development. The Company has no record of commercial production, earnings or sales. The Company, therefore, continues to be in its development stage. There is no assurance that the Company's products will achieve sales at a commercially viable level that will generate a profit.

FUTURE GROWTH PREDICTIONS MAY BE INACCURATE

The Company's limited operating history makes the prediction of future results difficult. Furthermore, the Company's limited operating history lead the Company to believe that period-to-period comparisons of the Company's operating results may not be meaningful and that the results for any particular period should not be relied upon as an indication of future performance. To the extent that revenues do not grow at anticipated rates, the Company's business, results of operations and financial condition would be materially and adversely affected.

THE COMPANY ANTICIPATES INCURRING LOSSES INTO THE FUTURE

The Company anticipates incurring losses until the full launch of its product range. The extent of future losses will depend, in part, on the amount of growth in revenues from sales of the Company's products. The Company expects that operating costs will increase during the next several years, especially in the areas of sales and marketing, product development and general and administrative expenses as it pursues its business strategy. Thus, the Company will need to generate increased revenues faster than the rate of growth in costs to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by corresponding increases in revenues, or if it is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurance that the Company will sustain profitability or that its operating losses will not increase in the future.

COMPETITION FROM LARGER COMPANIES IS EXPECTED

The internet search engine and fire prevention industries are intensely competitive and the Company will compete with companies having greater financial and technical resources. Therefore, to the extent that the Company is able to establish sales, revenues and profits, there is no assurance that it would be able to sustain such sales, revenues and profits. Moreover, although not a major factor today, if and when the Company begins achieving its objectives, larger, better financed companies in peripheral businesses may be attracted to the Company's markets. They may be prepared to spend large sums quickly to develop competitive products and to mount major marketing campaigns. The Company is aware of this possibility and hopes to establish itself as an industry leader early on. Time is of the essence and the Company's financing and marketing programs are essential to minimize this risk.

THE COMPANY'S ABILITY TO ATTRACT ADDITIONAL FINANCING AS NEEDED MAY AFFECT ITS FUTURE SUCCESS

The Company will require additional financings as it expects negative operating cash flow for the foreseeable future until income from its operations has grown to cover the cost of its support and development. Such financing, if obtained by the Company, may result in the issuance of additional securities and may not be available on terms favorable to it. The Company expects that it will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on product development, marketing and infrastructure. Accordingly, the Company may need to raise additional funds in a timely manner in order to fund the continued development and production of its products and eventually marketing and distribution of the products. Additional funds will have to be raised through the issuance of equity or convertible debt securities causing the percentage of ownership of the Company's current stockholders to be reduced. Such securities may have rights, preferences or privileges senior to those of the holders of its common stock. The Company does not have any contractual restrictions on the Company's ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants that would restrict the Company's operations. There can be no assurance that additional financing, if and when needed, will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, it would have a material adverse effect on the Company's ability to fund its expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT THE COMPANY'S PROFITABILITY

Existing or future legislation could affect both our proposed activities relating to Strategic Information Monitoring Systems and to Wetwool.

With respect to our proposed business operations relating to Strategic Information Monitoring Systems, the laws relating to the liability of providers of online services for activities of their users are currently unsettled. We may be subject to claims for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the content generated by our users. If one of these claims results in liability to us, it could be potentially costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise affect the growth of our business.

Several federal laws could have an impact on our business. Compliance with these laws and regulations is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children's Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. Any failure on our part to comply with these regulations may subject us to additional liabilities. We also face risks associated with international data protection. The interpretation and application of data protection laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which in turn could have a material effect on our business. With respect to our proposed business operations relating to Wetwool, governmental regulations could limit growth in the fire fighting and fire prevention industries, which would curtail the Company's revenue growth. Any new regulation could damage the Company's business, affect the profitability and perhaps the viability of its business plan, and cause the price of its common stock to decline. Regulation could prove to be burdensome, and impose significant additional costs on the Company's business or subject it to additional liabilities. Regulation is likely in the areas of product use for government fire-fighting agencies, Laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could limit the Company's activities. In addition, any regulation would have a material adverse effect on the Company's business, results of operations, and financial condition.

With respect to our proposed business operations relating to Wetwool, governmental regulations could limit growth in the fire fighting and fire prevention industries, which would curtail the Company's revenue growth. Any new regulation could damage the Company's business, affect the profitability and perhaps the viability of its business plan, and cause the price of its common stock to decline. Regulation could prove to be burdensome, and impose significant additional costs on the Company's business or subject it to additional liabilities. Regulation is likely in the areas of product use for government fire-fighting agencies, Laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could limit the Company's activities. In addition, any regulation would have a material adverse effect on the Company's business, results of operations, and financial condition.

ANY SIGNIFICANT DETERIORATION IN THE GENERAL ECONOMIC CONDITIONS WOULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The success of the Company's operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income such as employment, wages, salaries, business conditions, interest rates, availability of credit and taxation for the economy as a whole. There can be no assurance that consumer spending will not be adversely affected by general economic conditions, which could negatively impact the Company's results of operations and financial conditions. Any significant deterioration in general economic conditions or increases in interest rates may inhibit consumers' use of credit and cause a material adverse effect on the Company's revenues and profitability.

SALES AND DISTRIBUTION

The Company has yet to establish a significant distribution and support network. Failure on the part of the Company to put into place an effective marketing infrastructure in a timely manner could act to delay or eliminate the generation of anticipated revenues.

MARKET ACCEPTANCE

The viability of the Company is dependent upon the market acceptance of its current and future products. There are no assurances that the products will attain a level of market acceptance that will allow for continuation and growth of its business operations. In addition, the Company will need to develop new processes and products to maintain its operations in the longer term. The development and launching of such processes and products can involve significant expenditure. There can be no assurance that the Company will have sufficient financial resources to fund such programs and whether such undertaking will be commercially successful.

THE COMPANY'S OFFICERS, DIRECTORS AND ENTITIES AFFILIATED WITH THEM CONTROL THE COMPANY

In the aggregate, ownership of the Company's shares by significant shareholders and management represents a large proportion of the Company's issued and outstanding shares of common stock (approximately 40%). These stockholders, if acting together, will be able to significantly influence all matters requiring approval by the Company's stockholders, including the election of directors and the approval of mergers or other business combination transactions.

CONFLICTS OF INTEREST OF CERTAIN DIRECTORS AND OFFICERS OF THE COMPANY

From time to time certain of the directors and executive officers of the Company may serve as directors or executive officers of other companies and, to the extent that such other companies may participate in the industries in which the Company may participate, the directors of the Company may have a conflict of interest. In addition, the Company's dependence on directors and officers who devote time to other business interests may create conflicts of interest, i.e. that the fiduciary obligations of an individual to the other company conflicts with the individual fiduciary obligations of the Company and vice versa. Directors and officers must exercise their judgment to resolve all conflicts of interest in a manner consistent with their fiduciary duties to the Company. In the event that such a conflict of interest arises at a meeting of the directors of the Company, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In appropriate cases, the Company will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. The Company is aware of the existence of any conflict of interest as described herein.

LIMITED LIABILITY OF THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE STOCKHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM

The Company's amended and restated articles of incorporation and bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage shareholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the stockholders. In addition, a shareholder's investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by the Company pursuant to the indemnification provisions of the amended and restated articles of incorporation and by-laws. The impact on a shareholder's investment in terms of the cost of defending a lawsuit may deter the shareholder from bringing suit against one of the Company's officers or directors. The Company has been advised that the SEC takes the position that this provision does not affect the liability of any director under applicable federal and state securities laws.

CONCENTRATION OF OWNERSHIP OF DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES MAY REDUCE THE CONTROL BY OTHER STOCKHOLDERS OVER THE COMPANY

The Company's directors, officers and other control persons own or exercise full or partial control over more than 50% of the Company's outstanding common stock. As a result, other investors in the Company's common stock may not have much influence on corporate decision-making. In addition, the concentration of control over the Company's common stock among the insiders could prevent a change in control of the Company.

THE COMPANY'S COMMON STOCK IS CONSIDERED A "PENNY STOCK", WHICH MAKES IT MORE DIFFICULT TO SELL THAN AN EXCHANGE-TRADED STOCK

The Company's securities are subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market that may develop. Any purchaser of the Company's securities may lose his or her entire investment in a penny stock such as the Company's securities and consequently should be cautious of any purchase of penny stocks including that of the Company's securities.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." (A "penny stock" is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions). Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the
Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of the Company's shares to sell their securities in any market that may develop for them. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.

BOARD OF DIRECTORS AUTHORITY TO SET RIGHTS AND PREFERENCES OF PREFERRED STOCK MAY PREVENT A CHANGE IN CONTROL BY STOCKHOLDERS OF COMMON STOCK

The Company does not have a Preferred share category presently, but the Company's shareholders have authorized the directors to authorize a Preferred category stock of 10,000,000 shares at par value of $0.001. In the event that Preferred shares are authorized, Preferred shares may be issued in series from time to time with such designation, rights, preferences and limitations as the Company's Board of Directors determines by resolution and without stockholder approval. This is an anti-takeover measure. The Board of Directors has exclusive discretion to issue preferred stock with rights that may trump those of common stock. The Board of Directors could use an issuance of Preferred Stock with dilutive or voting preferences to delay, defer or prevent common stockholders from initiating a change in control of the Company or reduce the rights of common stockholders to the net assets upon dissolution. Preferred stock issuances may also discourage takeover attempts that may offer premiums to holders of the Company's common stock.

THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS TO ITS SECURITY HOLDERS IN THE FORESEEABLE FUTURE WHICH MAKES INVESTMENT IN ITS STOCK SPECULATIVE OR RISKY

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The Board of Directors has sole authority to declare dividends payable to the Company's stockholders. The fact that the Company has not and does not plan to pay dividends indicates that the Company must use all of its funds generated by operations for reinvestment in its operating activities and also emphasizes that the Company may not continue as a going concern. Investors also must evaluate an investment in the Company solely on the basis of anticipated capital gains.

ITEM 2. DESCRIPTION OF PROPERTY

The Company rents an office at 19901 Southwest Freeway, Suite 114, Sugar Land, Texas 77479 on a month-to-month basis of approximately 850 square feet.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 20, 2005, upon the consent of a majority of the stockholders, Bloodhound filed with the Secretary of State of Nevada a Certificate of Amendment to Articles of Incorporation, pursuant to which Bloodhound changed its name from Safe Idea, Inc. to Bloodhound Search Technologies, Inc. There was no other matter submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company's common stock trades on the Over the Counter Bulletin Board and the Pink Sheets under the symbol BLDH.

(b) Holders. On December 31, 2005, there were approximately 24 holders of record of the Company's common stock.

(c) Dividends. The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

(d) Securities authorized for issuance under equity compensation plans. The Company does not have any equity compensation plans.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

On April 5, 2006, the Company issued 850,000 restricted shares of its common stock to John Abraham, who is the Chief Operating Officer of the Company. Such shares were issued in consideration for services to the Company by Mr. Abraham in his capacity as an officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On March 31, 2006, the Company issued 600,000 restricted shares of its common stock to Robert Horn, who is a director and the Chief Financial Officer and Secretary of the Company. Such shares were issued in consideration for services to the Registrant by Mr. Horn as director and officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

Between January 26, 2006 and March 14, 2006, the Company issued 690,000 restricted shares of its common stock to various non-affiliated third parties for an aggregate cash investment of $345,000. The shares were issued under
Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On January 23, 2006, the Company issued 500,000 shares of its common stock to David Campbell, the Chief Executive Officer of the Company. Such shares were issued in consideration for services rendered to the Company by Mr. Campbell as Chief Executive Officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On January 20, 2006, the Company issued to Pekka Tolonen 1,500,000 shares of the Company's common stock. In consideration therefor, Mr. Tolonen granted to the Company an irrevocable, perpetual license to use certain software and other materials pursuant to a License Agreement, dated January 20, 2006, between the Company and Mr. Tolonen. Such license permits the Company to use, including sub-license, the licensed materials for the following purposes: (a) the provision of services for the maintenance, support, installation, marketing, distribution, licensing, sublicensing, and customer and technical support of the licensed materials; (b) the issuer's internal use; and (c) customization, modification, and additions to the licensed materials. The license is limited to the United States of America, Canada, Australia, China, and Hong Kong. The license is for a perpetual term and is irrevocable, unless terminated earlier in accordance with the license agreement. The shares were offered and issued in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 6. PLAN OF OPERATION

PLAN OF OPERATIONS

The Company had no operations or revenues during the fiscal year ended December 31, 2005. In March 2006, the Company signed agreements with two customers for the sale of SIMS and over the next twelve months it intends to continue its efforts to sell SIMS. The Company also intends to continue its efforts to develop a second generation version of SIMS.

RESULTS OF OPERATIONS

Comparison of the fiscal year ended December 31, 2005 to the fiscal year ended December 31, 2004

The Company had no income for the fiscal years ended December 31, 2005 and 2004. The Company's expenses during the fiscal year ended December 31, 2005 decreased by $7,244 to $13,335 compared to $9,257 for the fiscal year ended December 31, 2004. Such expenses consisted of professional and administrative fees.

Comparison of the fiscal year ended December 31, 2004 to the fiscal year ended December 31, 2003

The Company had no income for the fiscal years ended December 31, 2004 and 2003. The Company's expenses during the fiscal year ended December 31, 2004 increased by $9,527 to $9,527 compared to $0 for the fiscal year ended December 31, 2003. Such expenses consisted of professional and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has $27,751 in cash from a private placement sale of its capital stock and a note payable of $5,000 for net working capital of $211,442 at December 31, 2005, compared to net working capital of $229,823 at December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements are set forth immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Internal Controls Over Financial Reporting

There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

   NAME               AGE           POSITIONS AND OFFICES
David Campbell        58            Chief Executive Officer, President, Chairman
                                    of the Board of Directors, and Director

Robert Horn           64            Chief Financial Officer, Secretary, and
                                    Director

John Abraham          42            Chief Operating Officer

David Campbell has been Chief Executive Officer, President, Chairman of the Board of Directors, and a director of the Company since June 17, 2004. Mr. Campbell was the Chief Executive Officer of Gourmet Express, Inc. from November 5, 2004 until October 28, 2005, when it was acquired by Unicorn Restaurants, Inc.; since such date, he has been serving as the Chief Executive Officer of Unicorn Restaurants, Inc. From 1998 until June 2004, Mr. Campbell worked as an independent sales consultant for various corporations. From 1989 to 1998, Mr. Campbell owned and operated a human resource and consulting business operating in Finland. Mr. Campbell has a BA in Liberal Arts and a Masters in Divinity.

Robert Horn has been Chief Financial Officer, Secretary, and Director since March 30, 2006. Mr. Horn was the Chief Financial Officer of Gourmet Express, Inc. from November 5, 2004 until October 28, 2005, when it was acquired by Unicorn Restaurants, Inc.; since such date, he has been serving as the Chief Financial Officer of Unicorn Restaurants, Inc. Since September 2004, he has served as Chief Financial Officer and founder of Deployed Medical Solutions, Inc., formerly U.S. Heartscan, Inc., a Houston based company. Since December 2000, Mr. Horn has served as President of The Public Group, Inc. a business consulting form. From January 2000 to July 2000, Mr. Horn was employed by ebaseOne Corporation, as a consultant for various financially related matters. From December 1998 to January 2000, Mr. Horn was employed as the Chief Financial Officer of ebaseOne. From June 1994 to November 1998, Mr. Horn was employed as Chief Financial Officer of NSE Technologies, Inc. Mr. Horn graduated from Arizona State University in 1964 with a degree in Business Administration and has completed graduate work at the University of Colorado in money and banking. Mr. Horn is a charter member of the Christ Chapel Bible Church in Richmond, Texas, a prison ministry Christian mentor in the Texas Department of Corrections system, and a member of the Walden Men's Club.

John Abraham has been serving as the Company's Chief Operating Officer since April 5, 2006. Mr. Abraham also is a marketing consultant to various private internet companies. From May 2002 until the present, Mr. Abraham has been the General Manager of Outward Media, a company that provides consulting and other services to research and development firms in connection with bringing their innovations to market. From August 2000 until December 2002, Mr. Abraham was the Vice President of Sales of Perfect Circle Media/InterRep.

There are no family relationships among our directors and officers. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only two directors and to date, such directors have been performing the functions of an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2005, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics. The Company has not yet adopted a Code of Ethics because it has only two directors.

ITEM 10. EXECUTIVE COMPENSATION

(a) Summary Compensation. The following table presents certain specific information regarding the compensation of our Chief Executive Officer during the last three fiscal years. Except as set forth below, we have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2005, 2004 or 2003.

------------------------------------------------------------------------------------------------------
                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------
                      ANNUAL COMPENSATION               LONG-TERM COMPENSATION
------------------------------------------------------------------------------------------------------
                                                        AWARDS                 PAYOUTS
------------------------------------------------------------------------------------------------------
NAME AND    FISCAL    SALARY    BONUS   OTHER ANNUAL   RESTRICTED SECURITIES   LTIP     ALL OTHER
PRINCIPAL   YEAR      ($)       ($)     COMPENSATION   STOCK      UNDER-       PAYOUTS  COMPENSATION
POSITION    COVERED                     ($)            AWARD(S)   LYING        ($)      ($)
                                                       (#)        OPTIONS/SARS
                                                                  (#)

(a)         (b)       (c)       (d)     (e)            (f)        (g)          (h)      (i)
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
David       2005      0         0       0              500,000*   0            0         0
Campbell
------------------------------------------------------------------------------------------------------
            2004      0         0       0              25,000*    0            0         0
------------------------------------------------------------------------------------------------------

      * On September 30, 2004, Mr. Campbell was issued 50,000 shares of the common stock of the Company as compensation for services rendered to the Company as Chief Executive Officer. Such shares were automatically consolidated to 25,000 shares as a result of a two for one reverse stock split held by the Company on January 17, 2006. On January 23, 2006, the Company issued 500,000 shares of its common stock to Mr. Campbell in consideration for services rendered to the Company by Mr. Campbell as Chief Executive Officer.

(b) Grants of Stock Options and Stock Appreciation Rights. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the fiscal year ended December 31, 2005.

(c) Option/ SAR Exercises. None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended December 31, 2005, and none of them holds unexercised stock options held as of such date.

(d) Long Term Incentive Plan Awards. The Company has no long-term incentive plans.

(e) Compensation of Directors.

On April 5, 2006, the Company issued 850,000 restricted shares of its common stock to John Abraham, who is the Chief Operating Officer of the Company. Such shares were issued in consideration for services to the Company by Mr. Abraham in his capacity as an officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On March 31, 2006, the Company issued 600,000 restricted shares of its common stock to Robert Horn, who is a director and the Chief Financial Officer and Secretary of the Company. Such shares were issued in consideration for services to the Registrant by Mr. Horn as director and officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On January 23, 2006, the Company issued 500,000 shares of its common stock to David Campbell, the Chief Executive Officer of the Company. Such shares were issued in consideration for services rendered to the Company by Mr. Campbell as Chief Executive Officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On September 30, 2004, 50,000 shares of common, restricted stock were issued to David Campbell for services rendered to the Company in his capacity as an officer and director of the Company. Such shares were automatically consolidated to 25,000 shares as a result of a two for one reverse stock split held by the Company on January 17, 2006.

On September 30, 2004, 10,000 shares of common, restricted stock were issued to Carol Allen for services rendered to the Company in her capacity as an officer and director of the Company. Such shares were automatically consolidated to 5,000 shares as a result of a two for one reverse stock split held by the Company on January 17, 2006.

(f) Employment Contracts. There are no employment agreements between the Company and any of its directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 12, 2006, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 9,915,008 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

---------------------------------------- ------------------- ---------------------------- ----------------------
 NAME AND ADDRESS OF BENEFICIAL OWNER      TITLE OF CLASS       AMOUNT AND NATURE OF           PERCENT OF CLASS
                                                                BENEFICIAL OWNERSHIP
---------------------------------------- ------------------- ---------------------------- ----------------------
Cease Fire Technologies, Pty Ltd.             Common                        1,500,000                    15.1%
32 Mooloolah Meadows Drive
Mooloolah, Queensland, Australia
4553
---------------------------------------- ------------------- ---------------------------- ----------------------
Pekka Tolonen, Laivurinkatu                   Common                        1,500,000                    15.1%
43 A 11, 00150
Helsinki, Finland
---------------------------------------- ------------------- ---------------------------- ----------------------
David Campbell                                Common                          522,600                      5.3%
5555 New Territory Blvd., #4207
Sugar Land, TX 77479
---------------------------------------- ------------------- ---------------------------- ----------------------
Robert Horn                                   Common                          600,000                      6.0%
c/o 19901 Southwest Freeway
Suite 114
Sugar Land, TX 77479
---------------------------------------- ------------------- ---------------------------- ----------------------
John Abraham                                  Common                          850,000                      8.6%
c/o 19901 Southwest Freeway
Suite 114
Sugar Land, TX 77479
---------------------------------------- ------------------- ---------------------------- ----------------------
Directors  and  officers  as a group (3       Common                        1,972,600                    19.9%
persons)
---------------------------------------- ------------------- ---------------------------- ----------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 5, 2006, the Company issued 850,000 restricted shares of its common stock to John Abraham, who is the Chief Operating Officer of the Company. Such shares were issued in consideration for services to the Company by Mr. Abraham in his capacity as an officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On March 31, 2006, the Company issued 600,000 restricted shares of its common stock to Robert Horn, who is a director and the Chief Financial Officer and Secretary of the Company. Such shares were issued in consideration for services to the Registrant by Mr. Horn as director and officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On January 23, 2006, the Company issued 500,000 shares of its common stock to David Campbell, the Chief Executive Officer of the Company. Such shares were issued in consideration for services rendered to the Company by Mr. Campbell as Chief Executive Officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On January 20, 2006, the Company issued to Pekka Tolonen 1,500,000 shares of the Company's common stock. In consideration therefor, Mr. Tolonen granted to the Company an irrevocable, perpetual license to use certain software and other materials pursuant to a License Agreement, dated January 20, 2006, between the Company and Mr. Tolonen. Such license permits the Company to use, including sub-license, the licensed materials for the following purposes: (a) the provision of services for the maintenance, support, installation, marketing, distribution, licensing, sublicensing, and customer and technical support of the licensed materials; (b) the issuer's internal use; and (c) customization, modification, and additions to the licensed materials. The license is limited to the United States of America, Canada, Australia, China, and Hong Kong. The license is for a perpetual term and is irrevocable, unless terminated earlier in accordance with the license agreement. The shares were offered and issued in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act of 1933, as amended.

On September 30, 2004, 50,000 shares of common, restricted stock were issued to David Campbell for services rendered to the Company in his capacity as an officer and director of the Company. Such shares were automatically consolidated to 25,000 shares as a result of a two for one reverse stock split held by the Company on January 17, 2006.

On September 30, 2004, 10,000 shares of common, restricted stock were issued to Carol Allen for services rendered to the Company in her capacity as an officer and director of the Company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission. Such shares were automatically consolidated to 5,000 shares as a result of a two for one reverse stock split held by the Company on January 17, 2006.

On September 29, 2004, 3,000,000 shares of the Company's common, restricted stock were issued in exchange for the license rights to the technologies harnessing a passive fire control coating material "Wetwool" for the territories in North America. Such shares were automatically consolidated to 1,500,000 shares as a result of a two for one reverse stock split held by the Company on January 17, 2006.

ITEM 13. EXHIBITS

    NUMBER  DESCRIPTION
    ------  -----------

      3.1   Certificate of Incorporation(1)

      3.2   Bylaws(1)

      3.3 Certificate of Change, filed with the Nevada Secretary of State on January 10, 2006, effective as of January 17, 2006(2)

      3.4 Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on December 20, 2005(2) 10.1 License Agreement between Bloodhound Search Technologies and Cease-Fire Technologies, Pty. (3)

      10.2 License Agreement between Bloodhound Search Technologies and Pekka Tolonen (4)

      31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(5)

      31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act(5)

      32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley(5)

      99.1 Newsletter Distribution Agreement between Bloodhound Search Technologies and BT Publishing LLC (6)

(1) Filed as an exhibit to our registration statement on Form 10-SB filed with the SEC on February 8, 2000 and incorporated herein by reference

(2) Filed as an exhibit to the Current Report on Form 8-K, dated December 20, 2005, filed with the SEC January 17, 2006 and incorporated herein by reference

(3) Filed as an exhibit to the Current Report on Form 8-K, dated March 8, 2005, filed with the SEC on March 11, 2005 and incorporated herein by reference

(4) Filed as an exhibit to the Current Report on Form 8-K, dated January 20, 2006, filed with the SEC on January 23, 2006 and incorporated herein by reference

(5) Filed herewith.

(6) Filed as an exhibit to the Current Report on Form 8-K dated January 23, 2006, filed with the SEC on January 24, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Madsen & Associates, CPA's Inc. are our independent auditors. The pre-approved fees billed by such accountants to the Company are set forth below:

-------------------------------------------------------------------------
                          Fiscal year ended          Fiscal year ended
                          December 31, 2005          December 31, 2004
-------------------------------------------------------------------------
Audit Fees                $      4,500               $      5,600
-------------------------------------------------------------------------
Audit Related Fees        $          0               $          0
-------------------------------------------------------------------------
Tax Fees                  $        250               $          0
-------------------------------------------------------------------------
All Other Fees            $          0               $          0

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountants for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                 SIGNATURE PAGE

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BLOODHOUND SEARCH TECHNOLOGIES, INC.

Dated:  April 17, 2006
                                       By:   /s/ David Campbell
                                             -----------------------------------
                                       Name:  David Campbell
                                       Title: Chief Executive Officer,
                                              President and Director
                                              (Principal Executive Officer)

                                       By:   /s/ Robert Horn
                                             -----------------------------------
                                       Name:  Robert Horn
                                       Title: Chief Financial Officer,
                                              Secretary, and Director
                                              (Principal Financial Officer)

MADSEN & ASSOCIATES, CPA's Inc.                        684 East Vine St, Suite 3
-------------------------------                        Murray, Utah 84107
Certified Public Accountants and Business Consultants  Telephone 801 268-2632
                                                       Fax 801 262-3978


Board of Directors
Bloodhound Search Technologies, Inc.
Bellevue, Washington

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Bloodhound Search Technologies, Inc. (development stage company) at December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, and the period March 20, 1996 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bloodhound Search Technologies, Inc. at December 31, 2005, and the results of operations, and cash flows for the years ended December 31, 2005 and 2004, and the period March 20, 1996 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Salt Lake City, Utah
April 18, 2006                                 s/Madsen & Associates, CPA's Inc.

                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2005
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS

  Cash                                                             $     27,751
  Note and accrued interest receivable                                  202,150
                                                                   ------------

    Total Current Assets                                                229,901
                                                                   ------------

OTHER ASSETS

  License - net of amortization                                          11,250
                                                                   ------------

                                                                   $    241,151
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable - related parties                               $     11,576
  Accounts payable                                                          945
  Note and accrued interest payable                                       5,938
                                                                   ------------

    Total Current Liabilities                                            18,459
                                                                   ------------

STOCKHOLDERS' EQUITY

  Common stock
    25,000,000 shares authorized at $.001 par value,
    5,775,008 shares issued and outstanding                               5,775
  Capital in excess of par value                                        470,802
  Deficit accumulated during  development stage                        (253,885)
                                                                   ------------

    Total Stockholders' Equity                                          222,692
                                                                   ------------

                                                                   $    241,151
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the Years Ended December 31, 2005 and 2004 and the
         Period March 20, 1996 (Date of Inception) to December 31, 2005

                                                                   Mar  20, 1996
                                      Dec 31,         Dec 31,       to Dec 31,
                                       2005            2004            2005
                                   ------------    ------------    ------------
REVENUES                           $         --    $         --    $         --

EXPENSES

  Administration                         10,335          19,829          66,982
  Amortization                            3,000             750           5,417
                                   ------------    ------------    ------------

NET LOSS FROM OPERATIONS                (13,335)        (20,579)        (72,399)

OTHER INCOME AND  EXPENSES

  Interest income                         2,150              95           2,245
  Interest expense                         (938)             --            (938)
  Settlement of debt                         --              --          23,129
  Goodwill writeoff                          --              --        (205,922)
                                   ------------    ------------    ------------

NET LOSS                           $    (12,123)   $    (20,484)   $   (253,885)
                                   ============    ============    ============

NET LOSS PER COMMON SHARE

  Basic and diluted                $         --    $         --
                                   ------------    ------------

AVERAGE OUTSTANDING  SHARES
  (stated in 1,000's)

  Basic                                                   5,775           4,444
                                                   ------------    ------------
  Diluted                                                 8,744           7,413
                                                   ------------    ------------

    The accompanying notes are an integral part of these financial statements

                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         Period March 20, 1996 (Date of Inception) to December 31, 2005

                                                      Common Stock             Capital in
                                              ----------------------------     Excess of      Accumulated
                                                 Shares          Amount        Par Value        Deficit
                                              ------------    ------------    ------------    ------------
Balance March 20,  1996 (date of inception)             --    $         --    $         --    $         --
Issuance of common stock for cash -
  March 20, 1996                                 1,250,005           1,250           1,250              --
Net operating loss for the period ended
  December 31, 1996                                     --              --              --          (2,500)
Issuance of common stock for services -
  October  30, 1999                                250,000             250            (200)             --
Net operating income for the year
  ended December 31, 1999                               --              --              --             (50)
Issuance of common stock for services -
  March  20, 2000                                1,500,000           1,500          (1,200)             --
Issuance of common  stock for acquisition
  of Safe Idea Repository - October 5, 2000      1,500,000           1,500           4,110              --
Issuance of common stock for acquisition
  of Obligation Futures - November 6, 2000         500,000             500         199,812              --
Cancellation of common stock - acquisition
  of  Obligation Futures  cancelled               (500,000)           (500)            500              --
Cancellation of common stock - acquisition
  of Safe Idea Repository cancelled             (1,500,000)         (1,500)          1,500              --
Contribution to capital - expenses                      --              --           6,905              --
Net operating loss for the year ended
  December 31, 2000                                     --              --              --        (231,305)
Net operating loss for the year ended
  December 31, 2001                                     --              --              --          (9,952)
Issuance of common stock for services -
  March 20, 2002                                 1,000,003           1,000            (400)             --
Net operating profit for the year ended
  December 31, 2002                                     --              --              --          22,529
Net operating loss for the year ended
  December 31, 2003                                     --              --              --              --
Issuance of common stock for license -
  September 27, 2004                             1,500,000           1,500          13,500              --
Issuance of common stock for cash -
  September 30, 2004                               245,000             245         244,755              --
Issuance of common stock for services -
  September 30, 2004                                30,000              30             270              --
Net operating loss for the year
  ended December 31, 2004                               --              --              --         (20,484)
Net operating loss for the year
  ended December 31, 2005                               --              --              --         (12,123)
                                              ------------    ------------    ------------    ------------

Balance December 31, 2005                        5,775,008    $      5,775    $    470,802    $   (253,885)
                                              ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Years Ended December 31, 2005 and 2004 and the
         Period March 20, 1996 (Date of Inception) to December 31, 2005

                                                                                Mar 20, 1996
                                                   Dec 31,         Dec 31,           to
                                                    2005            2004        Dec 31, 2005
                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $    (12,123)   $    (20,484)   $   (253,885)
  Adjustments to reconcile net loss to
    net cash provided by operating activities
    Amortization                                       3,000             750           5,417
    Domain name write off                                 --              --           3,333
    Good will write off                                   --              --         205,922
    Issuance of capital stock for expenses                --             300           1,250
Contributions to capital                                  --              --           6,905
    Change in prepaid expense                             --              --              --
    Change in accrued interest receivable             (2,150)             --          (2,150)
    Change in accounts payable                         4,201           9,257          18,459

      Net Cash From Operations                        (7,072)        (10,177)        (14,749)
                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Advances - First Light Communications           (200,000)             --        (200,000)
    Purchase domain name                                  --              --          (5,000)
                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                --         245,000         247,500

  Net Increase (Decrease) in Cash                   (207,072)        234,823          27,751

  Cash at Beginning of Period                        234,823              --              --
                                                ------------    ------------    ------------
  Cash at End of Period                         $     27,751    $    234,823    $     27,751
                                                ============    ============    ============

SCHEDULE OF NONCASH OPERATING ACTIVITIES

  Issuance of 8,280,000 shares of common
    stock for services - 1999 to 2004                                           $      1,250
                                                                                ------------
  Contributions to capital - 2000 to 2002                                              6,905
                                                                                ------------

   The accompanying notes are an integral part of these financial statements.

                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on March 20, 1996 with authorized common stock of 25,000 shares with no par with the name of "Shell, Inc,." On October 27, 2000 the name was changed to "Safe Idea, Inc." as part of a change in the authorized common capital stock to 50,000,000 shares with a par value of $.0001. During December 2005 and January 2006 the name was changed to "Bloodhound Search Technologies, Inc." and the authorized common stock was changed to 25,000,000 shares with a par value of $.001 and a reverse stock split of two outstanding shares for one share. The post split outstanding shares with a par value of $.001 are shown from inception.

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

                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2005

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

On December 31, 2005, the Company had a net operating loss available for carry forward of $253,885. The tax benefit of approximately $76,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward expires beginning in the years 2017 through 2026.

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

                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2005

3. NOTE AND ACCRUED INTEREST RECEIVABLE

During November 2005 the Company advanced $200,000 under a note receivable, to an unrelated party, at 10% interest, due in March 2006. The note was paid with accrued interest of $5,000.

4. ACQUISTION OF LICENSE AGREEMENT

On September 29, 2004 the Company acquired an exclusive, perpetual license to manufacture and distribute a passive fire control coating material with the trademark name "Wetwool" to include the territories of the United States and Canada in exchange for 1,500,000 common shares of the Company.

The license is estimated to have an economic useful life of five years.

5. NOTE AND ACCRUED INTEREST PAYABLE

The Company has a 5% interest bearing, demand note payable due to an unrelated party dated March 20, 2002. The note and the accrued interest can be converted to common stock at $.002 per share at any time at the option of the note holder. On December 31, 2005 the conversion rights equaled 2,969,000 shares.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 35% of the company outstanding stock on the date of this report. Subsequent to the balance sheet date related parties received the shares outlined in note 7.

7. SUBSEQUENT EVENTS

Subsequent to December 31,2005 the Company issued common shares as follows.

  633,128 share for cash of $316,564
  1,950,000 shares for services to related parties
  1,500,000 for a license to a related party for certain materials and services relating to an information monitoring system