Form 10QSB
period 2006-03-31
Bloodhound Search Technologies, Inc.
filed 2006-05-17
CIK 1105309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                        Commission File Number: 000-29553

                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                      88-0492640
             ------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
         incorporation)

                       19901 Southwest Freeway, Suite 114
                              Sugar Land, TX 77479
                              --------------------
                    (Address of principal executive offices)

                                 (281) 207-5436
                             ----------------------
                (Issuer's Telephone Number, Including Area Code)

        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of May 15, 2006: 10,645,008 shares of common stock.

Transitional Small Business Format (check one):  Yes  |_|      No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                                TABLE OF CONTENTS

                                                                            Page
PART I                                                                        3
Item 1. Financial Statements                                                  3
Item 2. Management's Discussion and Analysis or Plan of Operation            10
Item 3 Controls and Procedures                                               13
PART II                                                                      14
Item 1.  Legal Proceedings                                                   14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          14
Item 3. Defaults Upon Senior Securities                                      15
Item 4. Submission of Matters to a Vote of Security Holders                  16
Item 5. Other Information                                                    16
Item 6. Exhibits                                                             16

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.


                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
                              Financial Statements
                      March 31, 2006 and December 31, 2005

                      Bloodhound Search Technologies, Inc.
                           (Development Stage Company)
                                  BALANCE SHEET
                      March 31, 2006 and December 31, 2005

                                                      March 31,     December 31,
                                                        2006          2005
                                                     (unaudited)
ASSETS
CURRENT ASSETS

Cash                                                  $ 202,633    $  27,751
Note and accrued interest receivable                          -      202,150
                                                      ---------    ---------

Total Current Assets                                    202,633      229,901


LICENSES - net of amortization                           33,000       11,250
                                                      ---------    ---------


                                                      $ 235,633    $ 241,151
                                                      ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable - related party                      $  11,576    $  11,576
Accounts payable                                          4,945          945
Note payable - related party                              6,001        5,938
                                                      ---------    ---------


Total Current Liabilities                                22,522       18,459
                                                      ---------    ---------


STOCKHOLDERS' EQUITY
Common stock
25,000,000 shares authorized, at $0.001 par value

8,408,136 shares issued and outstanding                   8,408       5,775

Capital in excess of par value                          857,233      470,802

Deficit accumulated during the development stage       (652,530)    (253,885)
                                                      ---------    ---------

Total Stockholders' Equity                              213,111      222,692
                                                      ---------    ---------

                                                      $ 235,633    $ 241,151
                                                      ---------    ---------

The accompanying notes are an integral part of these financial statements.

                      Bloodhound Search Technologies, Inc.
                           (Development Stage Company)
                                  STATEMENT OF
                                   OPERATIONS

           For the Three Months Ended March 31, 2006 and 2005 and the
                  Period March 20, 1996 (Date of Inception) to
                                 March 31, 2006
                                   (unaudited)

                                       March 31,      March 31    March 20, 1996
                                       2006           2005         to March 31,
 2006

 REVENUES                             $       -       $       -       $       -

 EXPENSES

Administration                           28,106           2,854          95,088
Advertising and marketing               310,014               -         310,014
Directors services                       50,000               -          50,000
Consulting fees                          12,550               -          12,550
Amortization                                750             750           6,167
                                      ---------       ---------       ---------

NET LOSS - before other
income and expenses                    (401,420)         (3,604)       (473,819)

OTHER INCOME AND EXPENSES

Interest income                           2,838               -           5,083
Interest expense                            (63)              -          (1,001)
Settlement of debt                            -               -          23,129
Goodwill write off                            -               -        (205,922)
                                      ---------       ---------       ---------


NET LOSS                              $(398,645)      $  (3,604)      $(652,530)
                                      =========       =========       =========


NET LOSS PER COMMON SHARE


Basic and diluted                     $       -       $       -
                                      ---------       ---------       ---------

 AVERAGE OUTSTANDING SHARES -
 (stated in 1,000's)

 Basic                                    6,653             800

The accompanying notes are an integral part of these financial statements.

                      Bloodhound Search Technologies, Inc.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
        For the Three Months Ended March 31, 2006 and 2005 and the Period
                             March 20, 1996 (Date of Inception) to March 31,
                                2006 (unaudited)

                                 March 31,        March 31,    March 20, 1996 to
                                  2006            2005         March 31, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                        $(398,645)        $  (3,604)     $(652,530)
Adjustments to reconcile
net loss to
net cash provided
by operating
activities

Amortization                          750               750          6,167
Domain name write off                  --                --          3,333
Good will write off                    --                --        205,922
Issuance of capital
stock for expenses                225,000                --        226,250
Contributions to capital               --                --          6,905
Change in prepaid expense              --                --             --
Change in accounts payable          6,213             1,392         22,522
                                ---------         ---------      ---------

Net Cash From Operations         (166,682)           (1,462)      (181,431)
                                ---------         ---------      ---------
CASH FLOWS FROM INVESTING
ACTIVITIES


Repayment of advances             200,000                --             --
Purchase domain name                   --                --         (5,000)
                                ---------         ---------      ---------
                                  200,000                --         (5,000)
                                ---------         ---------      ---------

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance
of common stock                   141,564                --        389,064
                                ---------         ---------      ---------

Net Increase (Decrease)
in Cash                           174,882            (1,462)       202,633

Cash at Beginning
of Period                          27,751           234,823             --
                                ---------         ---------      ---------
Cash at End of Period           $ 202,633         $ 233,361      $ 202,633
                                =========         =========      =========


SCHEDULE OF NONCASH OPERATING
ACTIVITIES

 Issuance of 8,280,000 shares of common stock for
 services - 1999 to 2006                                         $ 226,250

 Contributions to capital - 2000 to 2002                         $   6,905

The accompanying notes are an integral part of these financial statements.

                      Bloodhound Search Technologies, Inc.
                          ( Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                                     EQUITY
                        For the Period to March 31, 2006
                                   (unaudited)

                                      Capital in
                                      Common Stock       Excess of  Accumulated
                                      Shares  Amount     Par Value  Deficit
                                      $                  $          $

Balance December 31, 2005             5,775,008   5,775  470,802    (253,885)

Shares issued for cash                   60,000      60   29,940
Shares issued for advertising           350,000     350  174,650
Shares issued for cash                  223,128     223  111,341
Shares issued for SIM license         1,500,000   1,500   21,000
Shares issued for directors services    500,000     500   49,500
Net loss to March 31 2006                    --      --       --    (398,645)
                                      ---------  ------  --------   ---------

Balance March 31, 2006                8,408,136  $8,408  $857,233   $(652,530)


The accompanying notes are an integral part of these financial statements

                      Bloodhound Search Technologies, Inc.
                               (Development Stage
                                    Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on March 20, 1996 with authorized common stock of 25,000 shares with no par value and on October 27, 2000 made a name change to "Safe Idea, Inc." as part of a change in the authorized common capital stock to 50,000,000 shares with a par value of $.0001. In January 2006 the name was changed to "Bloodhound Search Technologies, Inc.", the authorized common stock was changed to 25,000,000 shares with a par value of $0.001 and the issued shares of common stock were reverse split on the basis of two outstanding shares for one new share (2 old for 1 new). The post split outstanding shares with a par value of $0.001 is shown from inception.

The Company has been in the development stage since inception and has been engaged in providing a repository of information and an interactive forum and a comprehensive directory of services catering to entrepreneurs where they can publish their business plans and share their ideas in a collaborative environment. The Company acquired the Wetwool license in 2004 and the license to use, distribute and sub license certain software, materials and services for the development of an internet search engine known as a strategic information monitoring system (SIMS), in 2006.

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

                      Bloodhound Search Technologies, Inc.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006

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

On March 31, 2006, the Company had a net operating loss available for carry forward of $652,530. The tax benefit of approximately $196,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward expires beginning in the years 2017 through 2027.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

                      Bloodhound Search Technologies, Inc.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. ACQUISITION OF LICENSE AGREEMENT

On September 29, 2004 the Company acquired an exclusive, perpetual license to manufacture and distribute a passive fire control coating material with the trademark name "Wetwool" to include the territories of the United States and Canada in exchange for 1,500,000 common shares of the Company fairly valued at $15,000. The license is estimated to have an economic useful life of five years.

Effective January 20, 2006 the Company acquired the license agreement for the right, title, interest and benefit of certain licensed software, materials and services related to the development of an internet search engine known as a strategic information monitoring system (SIMS) for the issuance of 1,500,000 shares of restricted common stock fairly valued at $22,500. The license is estimated to have an economic useful life of five years commencing April 1, 2006.

4. CAPITAL STOCK

During the three months ended March 31, 2006 the Company issued 60,000 restricted shares of common stock for cash of $30,000; issued 350,000 restricted shares of common stock for cash directly expended for advertising; and issued 223,128 restricted shares of common stock for cash of $111,564. The Company also issued 1,500,000 shares of restricted common stock to acquire the strategic information monitoring system license and issued 500,000 restricted shares of common stock to its CEO for services.

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2006 the Company issued 600,000 shares of restricted common stock to its newly appointed Chief Financial Officer as compensation for his services to the Company and issued 850,000 shares of restricted common stock to its newly appointed Chief Operating Officer as compensation for his services to the Company.

Subsequent to March 31, 2006 the Company issued 260,000 restricted shares of common stock for cash of $117,000.


Subsequent to March 31, 2006 the Company issued 420,000 shares of common stock pursuant to the conversion by an assignee of a portion of a promissory note issued by the Company March 20, 2002.

Subsequent to March 31, 2006 the Company issued 50,000 shares of common stock in consideration for services rendered to the Company.

Item 2.     Management's Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," the "Registrant," "we," "our" or "us" refer to Bloodhound Search Technologies, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. The Company's actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

The Company was incorporated under the laws of the state of Nevada on March 20, 1996 and made a name change to "Safe Idea, Inc." on October 27, 2000 and to "Bloodhound Search Technologies, Inc." on December 20, 2005 to better reflect changes in the business operations in which it intends to engage.

After its inception in 1996, the Company engaged in providing a repository of information, an interactive forum, and a comprehensive directory of services catering to entrepreneurs, enabling such entrepreneurs to publish their business plans and share their ideas in a collaborative environment. In 2006 the Company acquired the license for the use, distribution and sub license of certain software, materials and services for the development of an internet search engine known as "Strategic Information Monitoring System" (SIMS). In 2004 the Company acquired a license for the distribution of certain products made with a fire retarding fabric known under the trademarked name "Wetwool".

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

Plan of Operation

The Company had limited operations and no revenues during the fiscal quarter ended March 31, 2006. In March 2006, the Company signed agreements with two customers for the sale of SIMS and over the next twelve months it intends to continue its efforts to sell SIMS. The Company also intends to continue its efforts to develop a second generation version of SIMS.

Results of Operation

During the three months ended March 31, 2006, the Company commenced selling its SIMS product. The Company recorded revenues of nil during the first quarter of 2006 from the sales of SIMS. During the three months ended March 31, 2005, the Company had no revenues.

During the three months ended March 31, 2006, the Company's net operating expenses were $398,645. Such expenses consisted primarily of advertising and marketing. Operating expenses for the three months ended March 31, 2005 were $3,604.

Liquidity and Capital

The Company has $202,633 in cash and payables of $22,522 for net working capital of $180,111 at March 31, 2006, compared to net working capital of $211,442 at December 31, 2005.

Off-Balance Sheet Arrangements

None.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Subsequent Issuances

On April 18, 2006, the Company issued 260,000 shares of common stock to an accredited investor and non affiliate of the Company in consideration for an investment of $117,000. The issuance was pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 5, 2006, the Company received an agreement from an assignee desiring to convert $840, which represented a portion of a Promissory Note in the aggregate principal amount of $5,000 which had been issued by the Company in March 20, 2002. Said note had subsequently been assigned to five assignees. The Company issued 420,000 shares pursuant to the terms of the Promissory Note to the assignee.

On May 8, 2006, the Company issued 50,000 shares of common stock to Phoenix IR Associates, Inc. pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in consideration for services rendered to the Company.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.     Description

31.1            Rule 13a-14(a)/15d14(a)
                Certifications of Principal Executive Officer

31.2            Rule 13a-14(a)/15d14(a)
                Certifications of Principal Executive Officer

32.1            Section 1350 Certifications

                                   SIGNATURES

      In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2006


                                        BLOODHOUND SEARCH
                                        TECHNOLOGIES, INC.


                                        By: /s/ David Campbell
                                           -------------------------------------
                                        Name:   David Campbell
                                        Title:  Chief Executive Officer,
                                        President and Director


                                        By: /s/ Robert Horn
                                           -------------------------------------
                                        Name:   Robert Horn
                                        Title:  Chief Financial Officer,
                                                Secretary, and Director
                                                (Principal Financial Officer)