Form 10QSB
period 2006-06-30
Bloodhound Search Technologies, Inc.
filed 2006-08-15
CIK 1105309

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 000-29553

 BLOODHOUND SEARCH TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	88-0492640 (IRS Employer Identification No.)

19901 Southwest Freeway, Suite 114
Sugar Land, TX 77479

(Address of principal executive offices)

(281) 207-5436

(Issuer’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of common stock outstanding as of August 14, 2006: 11,608,136 shares of common stock.
Transitional Small Business Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bloodhound Search Technologies, Inc.
(Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash	$50,478	$27,751
Accounts receivable	4,000	-
Note and accrued interest receivable	-	202,150
Total current assets	54,478	229,901
Licenses, net of amortization of $32,750 and $3,750	312,250	11,250
Total assets	$366,728	$241,151

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - related party	$11,576	$11,576
Accounts payable	5,982	945
Note payable - related party	3,200	5,938
Total Current Liabilities	20,758	18,459

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 25,000,000 shares
authorized, 11,608,136 and 5,775,008 issued and outstanding	11,068	5,775
Paid in capital	2,658,373	470,802
Deficit accumulated during the development stage	(2,323,471)	(253,885)
Total stockholders' equity	345,970	222,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,728	$241,151

Bloodhound Search Technologies, Inc.
(Development Stage Company)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005 and the period from March 20, 1996 (Inception) to June 30, 2006
(unaudited)

	Three Months		Six Months		March 20, 1996 to June 30, 2006
	2006	2005	2006	2005

Revenue	$8,000	$-	$8,000	$-	$8,000
General and administrative expenses	1,596,878	2,868	2,080,298	6,472	2,152,697
Impairment of goodwill	-	-	-	-	205,922
Net loss from operations	(1,588,878)	(2,868)	(2,072,298)	(6,472)	(2,350,619)
Interest income	-	-	2,838	-	5,083
Interest expense	(63)	-	(126)	-	(1,064)
Settlement of debt	-	-	-	-	23,129
Net loss	$(1,588,941)	$(2,868)	$(2,069,586)	$(6,472)	$(2,323,471)

Net loss per share	$(0.14)	$(0.00)	$(0.20)	$(0.00)
Weighted average number of shares	10,328,466	8,275,000	9,046,468	8,275,000

Bloodhound Search Technologies, Inc.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005 and the period from March 20, 1996 (Inception) to June 30, 2006
(unaudited)
	June 30, 2006	June 30, 2005	March 20, 1996 to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,069,586)	$(6,472)	$(2,323,471)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	29,000	1,500	34,417
Domain name write off	-	-	3,333
Impairment of goodwill	-	-	205,922
Stock issued for services	1,427,500	-	1,428,750
Change in accounts receivable	(4,000)	-	(4,000)
Change in accounts payable	6,249	2,318	22,558
Net cash used in operations	(610,837)	(2,654)	(632,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of advances	200,000	-	200,000
Advances - First Light Communications	-	-	(200,000)
Purchase domain name	-	-	(5,000)
Net cash provided by (used in) investing activities	200,000	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions to capital	-	-	6,905
Proceeds from sale of common stock	433,564	-	681,064
Net cash provided by financing activities	433,564	-	687,969

Net change in cash	22,727	(2,654)	50,478

Cash at beginning of period	27,751	234,823	-

Cash at end of period	$50,478	$232,169	$50,478

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Issuance of common stock for license	$330,000	$-	$330,000
Issuance of stock for convertible debt	1,800	-	1,800

Bloodhound Search Technologies, Inc.
(Development Stage Company) \
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bloodhound Search Technologies, Inc. (“BSTI”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in BSTI's Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form 10-KSB, have been omitted.

Revenue Recognition, BSTI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the services are performed.

NOTE 2 - ACQUISTION OF LICENSE AGREEMENT

On January 20, 2006, BSTI acquired the license agreement for the right, title, interest and benefit of certain licensed materials and services related to strategic information monitoring systems for the issuance of 1,500,000 shares of restricted common stock fairly valued at $330,000. For the six months ended June 30, 2006, BSTI recorded $27,500 of amortization expense related to this license. The license is being amortized over a 5 year life.

NOTE 3 - NOTE PAYABLE WITH RELATED PARTIES
Officers-directors and a control shareholder have a demand note payable due them of $5,000. The note can be converted to 5,000,000 common shares at any time at the option of the holder. During the quarter ended June 30, 2006, $1,800 of the note was converted to 900,000 shares of common stock, leaving a remaining balance of $3,200. BSTI has accrued $1,064 of interest related to this note.

NOTE 4 -CAPITAL STOCK
During the three months ended March 31, 2006 BSTI issued:
633,128 shares of common stock for cash of $316,564;
1,500,000 shares of common stock valued at $330,000 to acquire the strategic information monitoring system license; and
500,000 shares of common stock valued at $110,000 to its CEO for services.

During the three months ended June 30, 2006 BSTI issued:
260,000 shares of common stock for cash of $117,000;
50,000 shares of common stock valued at $11,000 for shareholder communication services;
1,450,000 shares of common stock valued at $1,306,500 to directors for services; and
900,000 shares of common stock to convert $1,800 of related party notes payable.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to “BSTI”, the "Company," the "Registrant," "we," “our” or "us" refer to Bloodhound Search Technologies, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash. BSTI's actual results may differ significantly from the results projected in the forward-looking statements. BSTI assumes no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Overview

BSTI was incorporated in Nevada on March 20, 1996. It changed its name to "Safe Idea, Inc." on October 27, 2000 and to "Bloodhound Search Technologies, Inc." on December 20, 2005 to better reflect changes in the business operations in which it intends to engage.

After its inception in 1996, BSTI engaged in providing a repository of information, an interactive forum, and a comprehensive directory of services catering to entrepreneurs, enabling such entrepreneurs to publish their business plans and share their ideas in a collaborative environment. In 2006 BSTI acquired the license for the use, distribution and sub license of certain software, materials and services for the development of an internet search engine known as "Strategic Information Monitoring System" (SIMS). In 2004 BSTI acquired a license for the distribution of certain products made with a fire retarding fabric known under the trademarked name "Wetwool".

Strategic Information Monitoring System License

On January 20, 2006, BSTI entered into a License Agreement with Pekka Tolonen, pursuant to which Mr. Tolonen granted to BSTI a license to use and sublicense certain software and other materials related to a search engine known as Strategic Information Monitoring System ("SIMS"). SIMS is currently available for sale to the public, and in March 2006, BSTI closed on two sales of SIMS. A second generation version of SIMS is currently under development and is not yet available for sale or use by the public.

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

The license is for a perpetual term and is irrevocable, unless terminated earlier in accordance with the license agreement. The license agreement may be terminated by either party at any time after January 20, 2007 upon 60 days' prior written notice if either (a) certain services of Mr. Tolonen are not utilized by at least ten customers of BSTI or (b) BSTI is not active in marketing, providing, or selling the services of Mr. Tolonen for a continuous period of more than six months.

In consideration for the license, BSTI issued to Mr. Tolonen 1,500,000 shares of BSTI's common stock (post split). The shares were offered and issued in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act of 1933, as amended. Mr. Tolonen represented to BSTI that he is not a United States person (as defined in Regulation S) or an affiliate (as defined in Rule 501(b) under the Securities Act) of BSTI and is not acquiring the shares for the account or benefit of a United States person. Mr. Tolonen further represented that at the time of the origination of contact concerning the License Agreement and the date of the execution and delivery of the License Agreement, Mr. Tolonen was outside of the United States.

Wetwool License

On September 29, 2004, BSTI acquired from Cease-Fire Technologies, Pty. Ltd., a private Australian corporation, a license to distribute technologies harnessing a passive fire control coating material with the trademark name "Wetwool" to include the territories of the United States and Canada. In consideration therefore, BSTI issued 1,500,000 shares of common stock to Cease-Fire Technologies, Pty. Ltd. Examples of products and technologies developed by Cease-Fire Technologies include intumescent paint for safety applications, fire retardant clear coating for timber, wildfire emergency erect curtain, fabric fire retardants, and passive fire retardant coating for any porous surface. Wetwool is a proprietary, trademarked, non-woven wool fabric impregnated with super-absorbent polymer crystals.

On March 8, 2005, this exclusive license came into full force and effect upon delivery of the "Wetwool" coating material with its proprietary specifications and manufacturing know-how by Cease-Fire Technologies, Pty. Ltd., and the 1,500,000 shares of common stock under the provisions of the Act to Cease-Fire Technologies, Pty. Ltd. were thereby ratified to be validly issued. Since the acquisition of the license, BSTI has been researching various manufacturing and marketing groups to gather information to implement BSTI's business plan. To date, BSTI has not consummated any agreements with manufacturers and marketing groups and has had no sales to date.

Plan of Operation

BSTI had limited operations and $8,000 of revenues during the fiscal quarter ended June 30, 2006. In March 2006, BSTI closed on two sales of SIMS, and over the next twelve months it intends to continue its efforts to sell SIMS. BSTI also intends to continue its efforts to develop a second generation version of SIMS.

Results of Operation

During the three months ended June 30, 2006, BSTI had $8,000 of revenues, compared to none during the corresponding period of the previous fiscal year. BSTI’s operating expenses increased by $1,594,010 from $2,868 for the three months ended June 30, 2005, to $1,596,878 for the three months ended June 30, 2006. Such increase in expenses consists primarily of stock for services and advertising and marketing expenses that have been incurred following BSTI’s commencement of the marketing of its SIMS program in March 2006.

During the six months ended June 30, 2006, BSTI had $8,000 of revenues, compared to no revenue during the corresponding period of the previous fiscal year. BSTI’s operating expenses increased by $2,073,826 from $6,472 for the six months ended June 30, 2005, to $2,080,298 for the six months ended June 30, 2006. Such increase in expenses consists primarily of stock for services and advertising and marketing expenses that have been incurred following BSTI’s commencement of the marketing of its SIMS program in March 2006.

Liquidity and Capital

As of June 30, 2006, BSTI had $50,478 in cash and believes that such funds will not be sufficient to satisfy BSTI's cash requirements for the next twelve (12) months.

There is no assurance that the funds needed will be raised. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to BSTI is recorded, processed, summarized, and reported in a timely manner because of adjustments required by our auditors in the area of equity . Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to expense recognition on issuances of stock for services and asset valuation related to issuance of stock for a license. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which BSTI is a party or in which any director, officer or affiliate of BSTI, any owner of record or beneficially of more than 5% of any class of voting securities of BSTI, or security holder is a party adverse to BSTI or has a material interest adverse to BSTI. BSTI’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2006, BSTI issued 260,000 shares of common stock to an accredited investor and non affiliate of BSTI in consideration for an investment of $117,000. The issuance was pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 5, 2006, BSTI received an agreement from an assignee desiring to convert $840, which represented a portion of a Promissory Note in the aggregate principal amount of $5,000 which had been issued by BSTI in March 20, 2002. Said note had subsequently been assigned to five assignees. BSTI issued 420,000 shares pursuant to the terms of the Promissory Note to the assignee.

On May 8, 2006, BSTI issued 50,000 shares of common stock to Phoenix IR Associates, Inc. pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in consideration for services rendered to BSTI.

On May 17, 2006, BSTI issued 420,000 shares of common stock to Helena Wahala. The shares were issued pursuant to the conversion of the outstanding balance of a promissory note, in the amount of $840, at a conversion rate of $0.02 per share. Such issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On July 12, 2006, BSTI issued 480,000 shares of common stock to Mindnet Investment, Inc. The shares were issued pursuant to the conversion of the outstanding balance of a promissory note, in the amount of $960, at a conversion rate of $0.002 per share. Such issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2006.

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

Dated: August __, 2006

BLOODHOUND SEARCH TECHNOLOGIES, INC.

By:	/s/ David Campbell
Name:	David Campbell
Title:	Chief Executive Officer, President and Director (Principal Executive Offier)

By:	/s/ Robert Horn
Name:	Robert Horn
Title:	Chief Financial Secretary, and Director
(Principal Financial and Accounting Officer)