Form 10QSB/A
period 2006-03-31
Bloodhound Search Technologies, Inc.
filed 2006-09-12
CIK 1105309

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-29553

BLOODHOUND SEARCH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0492640
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

c/o David Lubin & Associates, PLLC
26 East Hawthorne Avenue
Valley Stream, New York 11580
(Address of principal executive offices)

(516) 887-8200
(Issuer's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of common stock outstanding as of September 11, 2006: 10,645,008 shares of common stock.

Transitional Small Business Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

EXPLANATORY NOTE

We are filing this Amended and Restated Form 10-QSB for the quarter ended March 31, 2006 (which was filed on May 17, 2006) to correct certain information provided in the financial statements contained therein. Our auditors discovered errors related to the valuation of our common stock issued for services and for a license during their review of the quarterly numbers for the quarter ended June 30, 2006. Note 5 to the Financial Statements contained in this Quarterly Report contains a detailed description of the changes and the effect of said valuations from the previously filed financial statements.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Bloodhound Search Technologies, Inc.
(Development Stage Company)
March 31, 2006 and December 31, 2005
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
	(restated)
ASSETS
Cash	$202,633	$27,751
Note and accrued interest receivable	--	202,150
Total current assets	202,633	229,901
Licenses - net of amortization of $15,500
and $3,750	329,500	11,250
	$532,133	$241,151

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - related party	$11,576	$11,576
Accounts payable	4,945	945
Note payable - related party	6,001	5,938
Total current liabilities	22,522	18,459

STOCKHOLDERS' EQUITY
Common stock, 25,000,000 shares authorized,
$0.001 par value, 8,458,136 and 5,775,008
shares issued and outstanding	8,458	5,775
Additional paid-in capital	1,235,683	470,802
Deficit accumulated during the development stage	(734,530)	(253,885)
Total stockholders' equity	509,611	222,692
Total liabilities and stockholders' equity	$532,133	$241,151

Bloodhound Search Technologies, Inc.
(Development Stage Company)
STATEMENTS OF EXPENSES
Three Months Ended March 31, 2006 and 2005 and the
Period March 20, 1996 (Date of Inception)
to March 31, 2006
(unaudited)

	March 31,	March 31,	March 20, 1996 to
	2006	2005	March 31, 2006
	(restated)		(restated)

General and administrative	$483,420	$3,604	555,819
Goodwill write off	--	--	205,922
OTHER INCOME (EXPENSE)
Interest income	2,838	--	5,083
Interest expense	(63)	--	(1,001)
Settlement of debt	--	--	23,129
NET LOSS	$(480,645)	$(3,604)	$(734,530)
Basic and diluted net loss per share	$(0.06)	$(0.00)

Basic and diluted weighted average
shares outstanding	7,750,225	800,000

Bloodhound Search Technologies, Inc.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005 and the
Period March 20, 1996 (Date of Inception)
to March 31, 2006
(unaudited)

	March 31,	March 31,	March 20, 1996 to
	2006	2005	March 31, 2006
	(restated)		(restated)

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(480,645)	$(3,604)	$(734,530)
Adjustments to reconcile
net loss to net cash used in
operating activities:
Amortization	11,750	750	17,167
Domain name write off	--	--	3,333
Good will write off	--	--	205,922
Stock issued for services	121,000	--	122,250
Change in accounts payable	6,213	1,392	22,522
Net cash used in operating
activities	(341,682)	(1,462)	(363,336)
CASH FLOWS FROM INVESTING
ACTIVITIES
Advances - First Light Comm	--	--	(200,000)
Repayment of advances	200,000	--	200,000
Purchase of domain name	--	--	(5,000)
Net cash provided by (used
in) investing activities	200,000	--	(5,000)
CASH FLOWS FROM FINANCING
ACTIVITIES
Contributions to capital	--	--	6,905
Proceeds from sale
of common stock	316,564	--	564,064
Net cash provided by
financing activities	316,564	--	570,969
Net change in cash	174,882	(1,462)	202,633
Cash at beginning of period	27,751	234,823	--
Cash at end of period	$202,633	$233,361	$202,633
SCHEDULE OF NONCASH ACTIVITIES
Common stock issued for license	$330,000	$--	$330,000

Bloodhound Search Technologies, Inc.
(Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2006
(unaudited)

				Deficit accumulated
			Capital in	in the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Balance December 31, 2005	5,775,008	$5,775	$470,802	$(253,885)	$222,692

Shares issued for cash	633,128	633	315,931	--	316,564
Shares issued for SIM license	1,500,000	1,500	328,500	--	330,000
Shares issued for services	550,000	550	120,450	--	121,000
Net loss	--	--	--	(480,645)	(480,645)
Balance March 31, 2006 (restated)	8,458,136	$8,458	$1,235,683	$(734,530)	$509,611

Bloodhound Search Technologies, Inc.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Bloodhound Search Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in BSTI’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the form 10-KSB have been omitted.

Restatements of March 31, 2006 were made. See note 5 for details.

NOTE 2 - ACQUISITION OF LICENSE AGREEMENT

Effective January 20, 2006 BSTI acquired the license agreement for the right, title, interest and benefit of certain licensed software, materials and services related to the development of an internet search engine known as a strategic information monitoring system (SIMS) for the issuance of 1,500,000 shares of restricted common stock valued at $330,000. The license is being  amortized over a five year life. As of March 31, 2006, $11,000 of amortization expense had been recorded related to this license.

NOTE 3 - CAPITAL STOCK

During the three months ended March 31, 2006, BSTI issued 633,128 shares of common stock for cash of $316,564; 550,000 shares of common stock valued at $121,000 for services; and 1,500,000 shares of common stock valued at $330,000 for a license.

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to March 31, 2006 BSTI issued 1,450,000 shares of common stock valued at $1,306,500 to directors for services.

Subsequent to March 31, 2006 BSTI issued 260,000 shares of common stock for cash of $117,000.

Subsequent to March 31, 2006 BSTI converted $840 of related party notes payable to 420,000 shares of common stock.

NOTE 5 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In August 2006, BSTI determined there were errors in the valuation of common stock issued during the quarter ending March 31, 2006 for services and a license agreement. The errors resulted in an understatement of assets, amortization, equity and general and administrative expense.

A summary of the restatements are as follows:

	Previously		Increase
	Stated		(Decrease)	Restated
As of March 31, 2006:
Balance Sheet:
Cash	$202,633		$--	$202,633
Licenses	33,000	(1)	296,500	329,500
Total assets	$235,633		$296,500	$532,133

Accounts payable	$4,945		$--	$4,945
Accounts payable - related parties	11,576		--	11,576
Notes payable - related parties	6,001		--	6,001
Total current liabilities	22,522		--	22,522
Common stock	8,408	(2)	50	8,458
Additional paid in capital	857,233	(2)	378,450	1,253,683
Accumulated deficit	(652,530	) (1)	(11,000)	(734,530)
		(2)	(71,000)
Total stockholders' equity	213,111		296,500	509,611
Total liabilities and stockholders' equity	$235,633		$296,500	$532,133

For the three months ended March 31, 2006:
Statement of Expenses:
General and administrative	$401,420	(1)	$11,000	$483,420
		(2)	71,000
Interest income	(2,838)		--	(2,838)
Interest expense	63		--	63
Net loss	$(398,645)		$(82,000)	$(480,645)
Basic and diluted net loss per
common share	$(0.00)			$(0.06)
Weighted average common shares
outstanding	6,653,000	(3)	1,097,225	7,750,225

Restatement notes:
(1) - Revaluation of common stock issued for license and adjusted amortization expense for new license value.
(2) - Revaluation of common stock issued for services.
(3) - Clerical error in original calculation.

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

Overview

BSTI was incorporated under the laws of the state of Nevada on March 20, 1996 and made a name change to "Safe Idea, Inc." on October 27, 2000 and to "Bloodhound Search Technologies, Inc." on December 20, 2005 to better reflect changes in the business operations in which it intends to engage.

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

Strategic Information Monitoring System License

On January 20, 2006, BSTI entered into a License Agreement with Pekka Tolonen, pursuant to which Mr. Tolonen granted to BSTI a license to use and sublicense certain software and other materials related to a search engine known as Strategic Information Monitoring System ("SIMS"). SIMS is currently available for sale to the public, and in March 2006, BSTI signed agreements with two customers for the sales of SIMS. A second generation version of SIMS is currently under development and is not yet available for sale or use by the public.

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

In consideration for the license, BSTI issued to Mr. Tolonen 1,500,000 shares of BSTI's common stock. The shares were offered and issued in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act of 1933, as amended. Mr. Tolonen represented to BSTI that he is not a United States person (as defined in Regulation S) or an affiliate (as defined in Rule 501(b) under the Securities Act) of BSTI and is not acquiring the shares for the account or benefit of a United States person. Mr. Tolonen further represented that at the time of the origination of contact concerning the License Agreement and the date of the execution and delivery of the License Agreement, Mr. Tolonen was outside of the United States.

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

Plan of Operation

BSTI had limited operations and no revenues during the fiscal quarter ended March 31, 2006. In March 2006, BSTI signed agreements with two customers for the sale of SIMS and over the next twelve months it intends to continue its efforts to sell SIMS. BSTI also intends to continue its efforts to develop a second generation version of SIMS.

Results of Operation

During the three months ended March 31, 2006, BSTI commenced selling its SIMS product. BSTI recorded revenues of nil during the first quarter of 2006 from the sales of SIMS. During the three months ended March 31, 2005, the Company had no revenues.

During the three months ended March 31, 2006, BSTI's net operating expenses were $483,420. Such expenses consisted primarily of advertising and marketing. Operating expenses for the three months ended March 31, 2005 were $3,604.

Liquidity and Capital

BSTI has $202,633 in cash and payables of $22,522 for net working capital of $180,111 at March 31, 2006, compared to net working capital of $211,442 at December 31, 2005.

Off-Balance Sheet Arrangements

None.

 Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to BSTI is recorded, processed, summarized, and reported in a timely manner. We identified deficiencies in our internal controls and disclosure controls related to the valuation of 500,000 shares of our common stock which was issued for services and 1,500,000 shares issued for the license to use and sublicense certain software and other materials related to a search engine known as Strategic Information Monitoring System (“SIMS”). We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our President and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

 Changes in Internal Controls over Financial Reporting

There have been no changes in BSTI's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which BSTI is a party or in which any director, officer or affiliate of BSTI, any owner of record or beneficially of more than 5% of any class of voting securities of BSTI, or security holder is a party adverse to BSTI or has a material interest adverse to BSTI. BSTI's property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2006, BSTI issued 850,000 restricted shares of its common stock to John Abraham, who is the Chief Operating Officer of BSTI. Such shares were issued in consideration for services to BSTI by Mr. Abraham in his capacity as an officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On March 31, 2006, BSTI issued 600,000 restricted shares of its common stock to Robert Horn, who is a director and the Chief Financial Officer and Secretary of BSTI. Such shares were issued in consideration for services to the Registrant by Mr. Horn as director and officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

Between January 26, 2006 and March 14, 2006, BSTI issued 690,000 restricted shares of its common stock to various non-affiliated third parties for an aggregate cash investment of $345,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On January 23, 2006, BSTI issued 500,000 shares of its common stock to David Campbell, the Chief Executive Officer of BSTI. Such shares were issued in consideration for services rendered to BSTI by Mr. Campbell as Chief Executive Officer. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On January 20, 2006, BSTI issued to Pekka Tolonen 1,500,000 shares of the Company's common stock. In consideration therefor, Mr. Tolonen granted to the Company an irrevocable, perpetual license to use certain software and other materials pursuant to a License Agreement, dated January 20, 2006, between the Company and Mr. Tolonen. Such license permits BSTI to use, including sub-license, the licensed materials for the following purposes: (a) the provision of services for the maintenance, support, installation, marketing, distribution, licensing, sublicensing, and customer and technical support of the licensed materials; (b) the issuer's internal use; and (c) customization, modification, and additions to the licensed materials. The license is limited to the United States of America, Canada, Australia, China, and Hong Kong. The license is for a perpetual term and is irrevocable, unless terminated earlier in accordance with the license agreement. The shares were offered and issued in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act of 1933, as amended.

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

Dated: September 11, 2006

BLOODHOUND SEARCH TECHNOLOGIES, INC.

	By:	/s/ David Campbell
Name: David Campbell
Title: Chief Executive Officer, President and Director

By:	/s/ Robert Horn
Name: Robert Horn
Title: Chief Financial Officer, Secretary, and Director (Principal Financial Officer)