Form 10QSB
period 2006-09-30
Bloodhound Search Technologies, Inc.
filed 2006-11-14
CIK 1105309

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2006

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission File Number: 000-29553

                      BLOODHOUND SEARCH TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                            88-0492640
----------------------------                             -------------------
(State or other jurisdiction                               (IRS Employer
      of incorporation)                                  Identification No.)

                       c/o David Lubin & Associates, PLLC
                            26 East Hawthorne Avenue
                             Valley Stream, NY 11580
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (516) 887-8200
                    -----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of common stock outstanding as of November 14, 2006:
11,158,144.

Transitional Small Business Format (check one): Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

                                TABLE OF CONTENTS

PART I                                                                        3
Item 1. Financial Statements                                                  3
Item 2. Management's Discussion and Analysis or Plan of Operation             7
Item 3 Controls and Procedures                                               11
PART II                                                                      11
Item 1. Legal Proceedings                                                    11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          11
Item 3. Defaults Upon Senior Securities                                      13
Item 4. Submission of Matters to a Vote of Security Holders                  13
Item 5. Other Information                                                    13
Item 6. Exhibits                                                             14

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                      Bloodhound Search Technologies, Inc.
                           (Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                        September      December
                                                           30,            31,
                                                           2006          2005
                                                        -----------   ------------
ASSETS
Current assets
Cash                                                    $      453    $    27,751
Accounts receivable                                          4,000             --
Note and accrued interest receivable                            --        202,150
                                                         ----------    -----------
                                                         ----------    -----------
   Total current assets                                      4,453        229,901
Licenses, net of amortization of $50,000 and $3,750        295,000         11,250
                                                         ----------    -----------
                                                         ----------    -----------
   Total assets                                         $  299,453    $   241,151
                                                         ==========    ===========
                                                         ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable - related party                        $   11,576    $    11,576
Accounts payable                                             4,968            945
Convertible note payable                                     3,200          5,938
Stock payable                                               11,250             --
                                                         ----------    -----------
                                                         ----------    -----------
   Total liabilities                                        30,994         18,459
                                                         ----------    -----------

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 25,000,000
 shares authorized, $0.001 par value,
 11,158,144 and 5,775,008 shares issued and outstanding     11,158          5,775
Additional paid-in capital                               2,748,644        470,802
Deficit accumulated during the development stage         (2,491,343)     (253,885)
                                                         ----------    -----------
                                                         ----------    -----------
Total stockholders' equity                                 268,459        222,692
                                                         ----------    -----------
                                                         ----------    -----------
Total liabilities and stockholders' equity              $  299,453    $   241,151
                                                         ==========    ===========

                         Bloodhound Search Technologies,
                                      Inc.
                           (Development Stage Company)
                                  STATEMENTS OF
                                   OPERATIONS
               Three and Nine Months Ended September 30, 2006 and
           2005 and the Period from March 20, 1996 (Date of Inception)
                              to September 30, 2006
                                   (unaudited)

                                                                                                                     From
                                                                                                           March 20, 1996
                                                                                                      (Date of Inception)
                                                                                                         to September 30,
                                           Three Months                      Nine Months                           2006
                                           ------------                      -----------                           ----
                                        2006           2005              2006             2005
                                        ----           ----              ----             ----

Revenue                            $           -    $         -     $          8,000   $          -  $        8,000
General and administrative
expenses                                  167,872          5,138           2,248,170         11,610       2,320,569
Impairment of goodwill                          -              -                   -              -         205,922
                                   --------------- -------------- ------------------- -------------- --------------
Net loss from operations                (167,872)        (5,138)         (2,240,170)       (11,610)     (2,518,491)
   Interest expense                             -              -                 126              -           1,064
   Interest income                              -              -             (2,838)              -         (5,083)
   Settlement of debt                           -              -                   -              -        (23,129)
                                   --------------- -------------- ------------------- -------------- ---------------
Net loss                              $ (167,872)     $  (5,138)  $       (2,237,458) $     (11,610)  $ (2,491,343)
                                   =============== ============== =================== ============== ==============

Basic  and  diluted  net loss per
share                                  $   (0.02)      $  (0.00)        $     (0.23)      $  (0.00)
                                   =============== ============== =================== ==============
Basic   and   diluted    weighted      11,020,663      5,775,008           9,710,180      5,775,008
average shares outstanding
                                   =============== ============== =================== ==============

                      Bloodhound Search Technologies, Inc.
                           (Development Stage Company)
                               STATEMENTS OF CASH
                             FLOWS Nine Months Ended
                       September 30, 2006 and 2005 and the
                           Period from March 20, 1996
                             (Date of Inception) to
                               September 30, 2006
                                   (unaudited)

                                                                                               March 20,
                                                                                               1996 to
                                                                    September     September    September
                                                                     30, 2006     30, 2005      30, 2006
                                                                    -----------   ----------   -----------
                                                                     ----------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(2,237,458 ) $ (11,610  ) $(2,491,343 )
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization                                                            46,250        2,250        51,667
Domain name write off                                                       --           --         3,333
Impairment of goodwill                                                      --           --       205,922
Stock warrants issued for services                                      58,861           --        58,861
Stock issued for services                                            1,427,500           --     1,428,750
Change in accounts receivable                                           (4,000  )     2,318        (4,000  )
Change in stock payable                                                 11,250           --        11,250
Change in accounts payable                                               5,235           --        21,544
                                                                     ----------    ---------    ----------
                                                                     ----------    ---------    ----------
Net cash used in operating activities                                 (692,362  )    (7,042  )   (714,016  )
                                                                     ----------    ---------    ----------
                                                                     ----------    ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of advances                                                  200,000           --       200,000
Advances - First Light Communications                                       --           --      (200,000  )
Purchase domain name                                                        --           --        (5,000  )
                                                                     ----------    ---------    ----------
                                                                     ----------    ---------    ----------
Net cash provided by (used in) investing activities                    200,000           --        (5,000  )
                                                                     ----------    ---------    ----------
                                                                     ----------    ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions to capital                                                    --           --         6,905
Proceeds from sale of common stock                                     465,064           --       712,564
                                                                     ----------    ---------    ----------
                                                                     ----------    ---------    ----------
Net cash provided by financing activities                              465,064           --       719,469
                                                                     ----------    ---------    ----------
                                                                     ----------    ---------    ----------
Net change in cash                                                     (27,298  )    (7,042  )        453
Cash at beginning of period                                             27,751      234,823            --
                                                                     ----------    ---------    ----------
                                                                     ----------    ---------    ----------
Cash at end of period                                               $      453    $ 227,781    $      453
                                                                     ==========    =========    ==========
                                                                     ==========    =========    ==========

SCHEDULE OF NONCASH OPERATING ACTIVITIES
Stock issued for convertible debt                                   $    1,800    $      --    $    1,800
Stock issued for license                                               330,000           --       330,000

                      Bloodhound Search Technologies, Inc.
                               (Development Stage
                                    Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Bloodhound Search Technologies, Inc. ("BSTI"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in BSTI's Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form 10-KSB, have been omitted.

Revenue Recognition. BSTI recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the services are performed.

NOTE 2 - ACQUISITION OF LICENSE AGREEMENT
On January 20, 2006, BSTI acquired certain licensed materials related to strategic information monitoring systems in exchange for 1,500,000 shares of common stock valued at $330,000. For the nine months ended September 30, 2006, BSTI recorded $44,000 of amortization expense related to this license. The license is being amortized over a 5 year life.

NOTE 3 - STOCK PAYABLE
As of September 30, 2006, a consultant was due 25,000 shares of common stock valued at $11,250 for services rendered during the quarter.

NOTE 4 - CONVERTIBLE NOTE PAYABLE
Certain persons have a demand note payable due them of $5,000. The note can be converted to 5,000,000 common shares at any time at the option of the holder. During the nine months ended September 30, 2006, $1,800 of the note was converted to 900,000 shares of common stock, leaving a remaining balance of $3,200. BSTI has accrued $1,064 of interest related to this note.

NOTE 5 - CAPITAL STOCK
During the three months ended March 31, 2006 BSTI issued:
633,128 shares of common stock for cash of $316,564;
1,500,000 shares of common stock valued at $330,000 to acquire the strategic information monitoring system license; and 500,000 shares of common stock valued at $110,000 to its CEO for services.

During the three months ended June 30, 2006 BSTI issued:
260,000 shares of common stock for cash of $117,000;
50,000 shares of common stock valued at $11,000 for shareholder communication services; 1,450,000 shares of common stock valued at $1,306,500 to directors for services; and 900,000 shares of common stock to convert $1,800 of notes payable.

During the three months ended September 30, 2006 BSTI issued: 90,000 shares of common stock for cash of $31,500; 120,000 warrants to purchase BSTI common stock at $1.15 per share valued at $47,422 to a consultant for services. $47,422 was expensed during the quarter related to these warrants; and 100,000 warrants to purchase BSTI common stock at $0.40 per share valued at $15,252 to a consultant for services. $11,439 was expensed during the quarter related to these warrants.

NOTE 6 - STOCK SPLIT

On January 17, 2006, BSTI effected a 2:1 reverse stock split. For the purposes of the financial statements, share and per share amounts are shown as if the stock split had occurred on the first day of the earliest period presented.

NOTE 7 - COMMITMENT

On August 1, 2006, BSTI hired a consultant for services. The consultant will be issued 6,000 shares of BSTI common stock per month from October 2006 through September 2007 as long as services continue to be provided.

NOTE 8 - SUBSEQUENT EVENTS In October 2006, BSTI:
Issued 160,000 shares of common stock for cash of $48,000;
Granted 300,000 options to purchase its common stock valued at $86,355 to an employee.

Item 2.     Plan of Operations.

As used in this Form 10-QSB, references to the "BSTI", the "Company," the "Registrant," "we," "our" or "us" refer to Bloodhound Search Technologies, Inc. unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS
--------------------------------------------------

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

OVERVIEW
----------------

BSTI was incorporated in Nevada on March 20, 1996. It changed its name to "Safe Idea, Inc." on October 27, 2000 and to "Bloodhound Search Technologies, Inc." on December 20, 2005 to better reflect changes in the business operations in which it intends to engage.

After its inception in 1996, BSTI engaged in providing a repository of information, an interactive forum, and a comprehensive directory of services catering to entrepreneurs, enabling such entrepreneurs to publish their business plans and share their ideas in a collaborative environment. In 2004, BSTI acquired a license for the distribution of certain products made with a fire retarding fabric known under the trademarked name "Wetwool". In 2006, BSTI acquired the license for the use, distribution and sub-license of certain software, materials and services for the development of an internet search engine known as "Strategic Information Monitoring System" (SIMS).

Strategic Information Monitoring System License
-----------------------------------------------------------

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

Wetwool License
---------------------

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

PLAN OF OPERATION
------------------------------

In March 2006, BSTI had closed on two sales of SIMS, but it had limited operations and no revenues during the fiscal quarter ended September 30, 2006. Over the next twelve months BSTI intends to continue its efforts to sell SIMS. BSTI also intends to continue its efforts to develop a second generation version of SIMS.

RESULTS OF OPERATION
-----------------------------------

During the three months ended September 30, 2006, BSTI had no revenues, and it had none during the corresponding period of the previous fiscal year. BSTI's operating expenses increased by $162,734 from $5,138 for the three months ended September 30, 2005, to $167,872 for the three months ended September 30, 2006. Such increase in expenses consists primarily of advertising and marketing expenses that have been incurred following BSTI's commencement of the marketing of its SIMS program in March 2006.

During the nine months ended September 30, 2006, BSTI had $8,000 of revenues, compared to no revenue during the corresponding period of the previous fiscal year. Such increase in revenues resulted from the closing on two sales of SIMS in March, 2006. BSTI's operating expenses increased by $2,236,560 from $11,610 for the nine months ended September 30, 2005, to $2,248,170 for the nine months ended September 30, 2006. Such increase in expenses consists primarily of stock for services and advertising and marketing expenses that have been incurred following BSTI's commencement of the marketing of its SIMS program in March 2006.

Liquidity and Capital
-------------------------

As of September 30, 2006, BSTI had $453 in cash. Subsequent to such date, BSTI raised funds from the sale of shares of its common stock, and as of November 13, 2006, BSTI had $4,907 in cash. BSTI believes that such funds will not be sufficient to satisfy BSTI's cash requirements for the next twelve (12) months. There is no assurance that the funds needed will be raised. There can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, and may involve significant payment obligations and covenants that restrict how we operate our business.

Off-Balance Sheet Arrangements
----------------------------------------

None.

Item 3.     Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------------------------------------

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to BSTI is recorded, processed, summarized, and reported in a timely manner because of adjustments required by our auditors in the area of equity . Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to expense recognition on issuances of stock and warrants for services. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
----------------------------------------------------------------------------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 15, 2006, BSTI granted to John Hibbs, a consultant of BSTI, an aggregate of 100,000 shares of the common stock of the Company, of which 25,000 shares vested or shall vest, as the case may be, on each of the following dates: July 15, 2006; October 31, 2006; January 31, 2007; and April 31, 2007. Such shares were granted pursuant to and in accordance with the Consulting Agreement, dated July 15, 2006, between Mr. Hibbs and BSTI, in consideration for certain marketing consulting services rendered by Mr. Hibbs pursuant thereto. The grant of the shares was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 1, 2006, BSTI granted to Frederic Dang Ngoc, a consultant of BSTI, an aggregate of 72,000 shares of the common stock of BSTI, of which 6,000 shares vested or shall vest, as the case may be, on the first business day of October, 2006, and on the first business day of each subsequent month up to and including September, 2007. Such shares were granted pursuant to and in accordance with the Consulting Agreement, dated August 1, 2006, between Mr. Ngoc and BSTI, in consideration for certain technological consulting services rendered by Mr. Ngoc pursuant thereto. The grant of the shares was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 7, 2006, BSTI sold and issued 90,000 shares of its common stock to Trinity Global Networks, L.P. at a purchase price of $0.35 per share (an aggregate of $31,500) pursuant to and in accordance with the Regulation D Subscription Agreement, dated August, 2006, between BSTI and Trinity Global Networks, L.P. The shares were offered, sold, and issued pursuant to an exemption from registration pursuant to Regulation D promulgated by the Securities and Exchange Commission. Trinity Global Networks, L.P. represented to BSTI that it was an accredited investor. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On August 23, 2006, BSTI granted to Murdock Capital Partners Corp., a consultant of BSTI, 120,000 warrants, each of which provides the holder thereof the right to purchase one share of common stock of BSTI until August 31, 2011, at a purchase price of $1.15. Such warrants were granted pursuant to and in accordance with the Contract for Investor Relations and Corporate Advisory Agreement, dated August 23, 2006, between Murdock Capital Partners Corp. and BSTI, in consideration for certain consulting services rendered by Murdock Capital Partners Corp. pursuant thereto. The grant of the warrants was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 12, 2006, BSTI sold and issued 160,000 shares of its common stock to Mindnet Investments Inc. at a purchase price of $0.30 per share (an aggregate of $48,000) pursuant to and in accordance with the Regulation S Subscription Agreement, dated October, 2006, between BSTI and Mindnet Investments Inc. The shares were offered, sold, and issued pursuant to an exemption from registration pursuant to Regulation S promulgated by the Securities and Exchange Commission. Mindnet Investments Inc. represented to BSTI that it was a corporation incorporated outside the United States, BSTI did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

On October 17, 2006, in an agreement effective as of July 5, 2006, BSTI agreed to issue to Intellectual Capital Inc., a consultant of BSTI, a warrant on October 17, 2006, and on the last business day of each six month period following January 31, 2007, so long as Intellectual Capital Inc. continues to serve as a consultant of BSTI. Each warrant shall provide the holder thereof the right to purchase up to 100,000 shares of common stock of BSTI for a period of two years. The warrant granted on October 17, 2006, shall not be exercisable until January 31, 2007, and shall have an exercise price equal to $0.40 per share. The subsequent warrants shall have an exercise price equal to $0.50 per share. Such warrants were granted pursuant to and in accordance with the Advisory Agreement, dated October 17, 2006, between Intellectual Capital Inc. and BSTI, in consideration for certain consulting services rendered by Intellectual Capital Inc. pursuant thereto. The grant of the warrants was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 20, 2006, BSTI granted to Brian Wade Bickford, BSTI's Chief Executive Officer, an aggregate of 300,000 stock options, of which 150,000 stock options shall vest on October 22, 2006, and the remaining 150,000 stock options shall vest on January 31, 2007. Each stock option shall give Mr. Bickford the right to purchase one share of BSTI's common stock at a purchase price of $0.40, exercisable for two years after the date of their issuance. Such stock options were granted pursuant to and in accordance with the Employment Agreement, dated October 20, 2006, between Mr. Bickford and BSTI, in consideration for services rendered by Mr. Bickford as Chief Executive Officer of BSTI pursuant thereto. The grant of the stock options was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers
--------------------------------------------------------------------------------
None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2006.

Item 5.     Other Information.

None.

Item 6.      Exhibits

Exhibit No.  Description

31.1         Rule 13a-14(a)/15d14(a)
             Certifications of Principal Executive Officer

31.2         Rule 13a-14(a)/15d14(a)
             Certifications of Principal Financial Officer

32.1         Section 1350 Certifications

                                   SIGNATURES

            In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006

                BLOODHOUND SEARCH TECHNOLOGIES, INC.

                By:       /s/ Brian Wade Bickford
                          Name:  Brian Wade Bickford
                          Title: Chief Executive Officer
                                 (Principal Executive Officer)

                By:       /s/ Robert Horn
                          Name:  Robert Horn
                          Title: Chief Financial Officer,
                                 Secretary, and Director
                                 (Principal Financial and Accounting Officer)